Form 10QSB
period 2000-09-30
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2001-01-25
CIK 1126579

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2000
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                                                         --------

                             Commission file number:

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                      -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

    Florida                                                  65-0704155
    -------                                                  ----------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

               8051 N.W. 36th ST, Suite 601, Miami, Florida 33166
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (305) 500-9395
                                 --------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                        No
                     -----------

         The number of shares of registrant's Common Stock, $.001 par value, outstanding as of January 23, 2001 was 406,000 shares.

                      OCEAN FRESH SEAFOOD MARKET PLACE, INC
                                   FORM 10-QSB
                               September 30, 2000

                                      INDEX
                                                                           PAGE
                                                                          NUMBER

PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements (Unaudited)

                           Balance Sheet                                     F-2

                           Statement of Operations                           F-3

                           Statement of Cash Flows                           F-4

                  Notes to Financial Statements                              F-5

Item 2.           Management's Discussion and Analysis
                  or Plan of Operations                                      1-3

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                           4

Item 5.           Other information                                           4

Item 6.           Exhibits and reports on Form 8-K                            4

Signatures                                                                    5

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2000
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                         $              10,000
 Due to shareholder                                                      23,394
                                                            --------------------
  Total current liabilities                                              33,394
                                                            --------------------

Stockholders' deficit:
 Common stock, $.001 par value
  ;50,000,000 authorized,
    406,000 issued and outstanding                                          406
 Additional paid-in capital                                               4,619
 Accumulated deficit                                                    (38,419)
                                                            --------------------

  Total stockholders' deficit                                           (33,394)
                                                            --------------------
                                                          $                -
                                                            ====================







                        See notes to financial statements
                                       F-2

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS



                                 Three Months Ended September 30,  Nine Months Ended September 30,     October 4, 1996
                                 --------------------------------  --------------------------------   (inception) through
                                   2000              1999            2000            1999              September 30, 2000
                                 ------------    -----------       -------------   ------------       ------------------
                                   (unaudited)   (unaudited)       (unaudited)     (unaudited)           (unaudited)


OPERATING EXPENSES              $     10,000   $      3,433       $      19,662  $      10,299         $      38,419
                                 ------------    -----------       -------------   ------------         -------------

NET LOSS                        $    (10,000)  $     (3,433)      $     (19,662) $     (10,299)        $     (38,419)
                                 ============    ===========       =============   ============         =============

NET LOSS PER WEIGHTED AVERAGE
 SHARES OUTSTANDING             $      (0.02)  $      (0.01)      $       (0.05) $       (0.02)        $       (0.08)
                                 ============    ===========       =============   ============         =============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                         406,000        502,500             406,000        502,500               481,522
                                 ============    ===========       =============   ============         =============













                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                           Three Months Ended September 30,   Nine Months Ended September 30,      October 4, 1996
                                           --------------------------------   -------------------------------   (inception) through
                                               2000            1999               2000             1999          September 30, 2000
                                           ---------------  ---------------   ----------------  -------------   --------------------
                                             (unaudited)    (unaudited)         (unaudited)      (unaudited)         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                 $      (10,000)  $     (3,433)      $     (19,662)   $     (10,299)  $        (38,419)
 Adjustments ro
  reconcile net loss to net cash flows
 provided by (used in) operating
  activities:

Changes in assets and liabilities:
 Increase in accounts payable                     10,000           -                 10,000              -               10,000

 Common stock issued for services                   -              -                   -                 -                5,025
                                           ---------------  ----------------  ----------------  -------------   --------------------

NET CASH USED IN OPERATING ACTIVITIES               -           (3,433)              (9,662)          (10,299)          (23,394)
                                           ---------------  ----------------  ----------------  -------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from due to shareholder                   -            3,433                9,662            10,299            23,394
                                           ---------------  ----------------  ----------------  --------------  --------------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                               -            3,433                9,662            10,299            23,394
                                           ---------------  ----------------  ----------------  --------------  --------------------

NET INCREASE (DECREASE) IN CASH                     -             -                    -                 -                 -

CASH, beginning of period                           -             -                    -                 -                 -
                                           ---------------  ----------------  ----------------  --------------  --------------------

CASH, end of year                         $         -      $      -          $         -       $         -     $           -
                                           ===============  ================  ================  ==============  ====================











                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 1999 included in the Form 10-SB for the year then ended.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000, and the results of operations and cash flows for the nine-month period ended September 30, 2000 and from inception, October 4, 1996 through September 30, 2000 have been included.

         The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-SB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations - June 1, 1999 - September 30, 1999 (unaudited)

         We generated no revenues during the third quarter ended September 30, 1999. Operating expenses were $3,433 for the quarter ended September 30, 1999.

Results of Operations - June 1, 2000 - September 30, 2000 (unaudited)

         We generated no revenues during the third quarter ended September 30, 2000. Operating expenses were $10,000 for the quarter ended September 30, 2000.

Liquidity, Capital Resources and Plan of Operations

         We currently have no operations or revenues. We are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We do not have any possible acquisition of merger candidates as of the date of this filing.

         Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Our management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

         The analysis of new business opportunities will be undertaken by, or under the supervision of our executive officers, who may not be considered professional business analysts. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as:

       -the available technical, financial and managerial resources;
       -working capital;
       -other financial requirements;
       -history of operations, if any;
       -prospects for the future;
       -nature of present and expected competition;
       -the quality and experience of management services which may be available and then depth of management;
       -the potential for further research, development, or exploration;
       -the potential for growth and expansion;
       -the potential for profit;
       -the perceived public recognition of acceptance of produicts, services,or trades; and
       -name identification

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and stockholders will no longer control us. In addition, our Board of Directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders. Any terms of sale of the shares presently held by any member of management will be also afforded to all other stockholders on similar terms and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

         As part of our  investigation,  our  management  may meet with a target
company's  management  and  key  personnel,   may  visit  and  inspect  material
facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on:

        -the nature of the opportunity,
        -our respective needs and desires,
        -respective needs and desires of other parties, -our management of the opportunity, and -relative negotiation strength.

         We will not acquire or merge with any entity which cannot provide independently audited financial statements within a reasonable period of time after closing of the proposed transaction. We will be subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If this transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

         Except as required by law, we do not intend to provide our stockholders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

         We anticipate that we will incur nominal expenses in the implementation of our business plan.

Employees

         We have two part time employees that also serve as our management. They are not compensated. We do not need to hire additional employees to facilitate our business plan.

Competition

         We will remain an insignificant participant among the marketplace of firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise that we. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage to our competitors.

PART II - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

                           None

Item 5.           OTHER INFORMATION

                           None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)        Exhibits required by Item 601 of Regulation S-B:

                  The  following  exhibits  are  filed  as part of this report:

                  Exhibits:

                  None

                  (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Ocean Fresh Seafood Marketplace, Inc.



Date: January 17, 2001                     By:/s/ Robert G. Coutu
                                           --------------------------
                                           Robert G. Coutu, President