Form 10KSB
period 2000-12-31
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2001-03-22
CIK 1126579

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-31881


                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                 (Name of Small Business Issuer in its Charter)


         Florida                                    65-0704155
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)


                   8051 N.W. 6th Street, Miami, Florida 33166
               (Address of Principal Executive Offices) (Zip Code)


                                 (305) 500-9395
                           (Issuer's Telephone Number)

                    Securities registered under Section 12(b)
                                   of the Act:


          Title of Each Class Name of Each Exchange on Which Registered
                                      None

         Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, Par Value $.001
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues (net loss) for its most recent fiscal year. $(33,984)
                                                                   ----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days._0_.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 25, 2001: 406,000 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)


Yes [ ]    No [X]

                                Table of Contents


PART I

Item 1.       Description of Business

Item 2.       Description of Property

Item 3.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders

PART II

Item 5.       Market for Common Equity and
              Related Stockholder Matters

Item 6.       Plan of Operation

Item 7.       Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.      Executive Compensation

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management

Item 12.      Certain Relationships and Related Transactions

Item 13.      Exhibits, Lists and Reports on Form 8-K

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Ocean Fresh Seafood Marketplace, Inc. is a Florida corporation that was incorporated on October 4, 1996, under the name Elm Tree Capital Corp. We changed our name two times to Cybercloseout.com, Inc. and then Sitzen.com, Inc. in early 1999. In October 1999 we changed our name to Ocean Fresh Seafood Marketplace, Inc.

Other than organizational activities, we have not conducted any operational activities since our incorporation.

We are actively seeking a business opportunity or acquisition. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous private companies seeking the perceived benefits of a publicly-registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have nominal capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly-registered company without incurring the cost and time required to conduct an initial public offering.

ITEM 2.           DESCRIPTION OF PROPERTY

We currently maintain our offices at 8051 N.W. 6th Street, Miami, Florida 33166. We occupy this office at no cost. This space is sufficient in order to carry out our plan of operations.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the pink sheets under the symbol OCEN. Over the past two fiscal years, our common stock has not been traded, nor is there a bid or ask price for the common stock.

As of December 31, 2000, there were in excess of 27 holders of our common stock.

We are authorized to issue 750,000,000 shares of common stock, $.001 par value, of which 406,000 shares were issued and outstanding as of December 31, 2000.

Dividend Policy

We have not paid any cash dividends on our common stock and presently intend to continue a policy of retaining earnings, if any, for reinvestment in our business.

ITEM 6.  PLAN OF OPERATION

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

The analysis of new business opportunities is undertaken by, or under the supervision of our executive officers, who may not be considered professional business analysts. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as:


        o the available  technical,  financial and managerial  resources;
        o working capital;

        o other financial requirements;
        o history of operations, if any;
        o prospects for the future;
        o nature of present and expected competition;
        o the quality and experience of management services which may be available and the depth of that management;
        o the potential for further research, development, or exploration;
        o the potential for growth or expansion;
        o the potential for profit;
        o the perceived public recognition of acceptance of products, services, or trades; and
        o name identification.

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

We anticipate that we will incur nominal expenses in the implementation of our business plan. We have generated funds through loans from related parties. We anticipate that these funds should be sufficient to satisfy our contemplated cash requirements for the next 12 months.

Employees

We have two part time employees that also serve as our management. They are not compensated. We do not need to hire additional employees to facilitate our business plan.

Competition

We will remain an insignificant participant among the marketplace of firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage to our competitors.

ITEM 7.  FINANCIAL STATEMENTS

The financial information required by Item 7 is included commencing on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the findings of our accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The following table sets forth certain information concerning each of our directors and executive officers:

Name                      Age                           Position

Robert G. Coutu           49              President, Vice President and Director

Fred Guarino              54                Secretary, Treasurer and Director

Robert Coutu has served as our president, vice president and a member of our board of directors since May 1999. Since 1975, Mr. Coutu has served as president and chief executive officer of Ocean Fresh Seafood, Inc. (unaffiliated to our company), a wholesaler of seafood. Ocean Fresh Seafood currently has gross sales of approximately $40,000,000 a year. Mr. Coutu's responsibilities with this company include all financial and corporate activities. Mr. Coutu is also the principal partner of Coutu Enterprises, a real estate firm. Mr. Coutu is a graduate of Bryant College.

Fred Guarino has served as our treasurer, secretary and member of our board of directors since May 1999. Mr. Guarino has been a partner in the accounting firm of Dacey, Guarino & Company, LP since 1985. He has served as secretary, treasurer and director of Vanguard Services Corp. since February 1988. Vanguard Services is a home health care company. Since September 1989 Mr. Guarino has also been a partner of Parkway Properties, a real estate company. Since early 2000, Mr. Guarino has served as secretary, treasurer and director of Diversified Packaging Co., a packaging company. Mr. Guarino's responsibilities for the above-mentioned companies include financial and corporate duties. Mr. Guarino is a member of the American Institute of Certified Public Accountants and Rhode Island Society of CPAs. He is a graduate of Providence College and Suffolk University.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. These persons are required by SEC regulation to furnish us with copies of these reports they file.

To our knowledge, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates.

ITEM 10. EXECUTIVE COMPENSATION

None of our executive officers receive compensation from our company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2000 regarding beneficial ownership of our common stock by (1) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (2) by each director and executive officer and (3) by all executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The address for each individual is 8051 N.W. 6th Street, Miami, Florida 33166.

                               Number of Percentage of
Name                               shares owned                shares owned
----                             ------------                  ------------

Robert G. Coutu                      396,000                      97.5%
Fred Guarino                           -0-                         -0-
All officers and directors
    as a group (2 persons)           396,000                      97.5%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In October 1999, Robert G. Coutu, our president and vice president, entered into two stock purchase agreements with the then majority shareholders of our company. Mr. Coutu acquired the majority interest in our company for approximately $55,000, secured by two separate promissory notes for $5,000 and $50,000. The note for $5,000 has subsequently been repaid.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibits:

2        Stock Purchase Agreement*
3.0      Articles of Incorporation*
3.1      Amended Articles of Incorporation*
3.1(a)   Amendment to Amended Articles of Incorporation*
3.2      Bylaws*

*Previously filed.

We have not filed any reports on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Ocean Fresh Seafood Marketplace, Inc.


Date: March 22, 2001                          By: /s/ Robert G. Coutu
                                                     ------------------------
                                                      Robert G. Coutu, President

                         INDEX TO FINANCIAL STATEMENTS

                     OCEAN FRESH SEAFOOD MARKETPLACE, INC.


Independent Auditors' Report........................................        F-2

Balance Sheet..........................................................     F-3

Statements of Operations.................................................   F-4

Statement of Stockholders' Deficit........................................  F-5

Statements of Cash Flows.................................................   F-6

Notes to Financial Statements............................................   F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Ocean Fresh Seafood Marketplace, Inc.
Boca Raton, Florida

         We have audited the accompanying balance sheet of Ocean Fresh Seafood Marketplace, Inc. (a development stage enterprise), as of December 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Fresh Seafood Marketplace, Inc. (a development stage enterprise), as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that Ocean Fresh Seafood Marketplace, Inc. will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company currently has no established sources of revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2(a). The financial statements do not include adjustments that might result from the outcome of this uncertainty.


                                                    /s/Feldman Sherb & Co., P.C.
                                                       Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
February 28, 2001

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.

                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 2000



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                 $             22,200
     Due to shareholder                                                  25,516
                                                            --------------------
          Total current liabilities                                      47,716
                                                            --------------------

Stockholders' deficit:
     Common stock, $.001 par value; 750,000,000 authorized,
       406,000 issued and outstanding                                       406
     Additional paid-in capital                                           4,619
     Accumulated deficit                                                (52,741)
                                                            --------------------
          Total stockholders' deficit                                   (47,716)
                                                            --------------------

                                                           $               -
                                                            ====================







                        See notes to financial statements
                                       F-3

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.

                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS



                                                                                                                   October 4, 1996
                                                                         Year Ended December 31,                 (inception) through
                                                               --------------------------------------------
                                                                       2000                    1999               December 31, 2000
                                                               ---------------------    -------------------    ---------------------
                                                                                                                     (Unaudited)


OPERATING EXPENSES                                           $            33,984      $          13,732      $            47,716
                                                               ---------------------    -------------------    ---------------------

NET LOSS                                                     $           (33,984)     $         (13,732)     $           (47,716)
                                                               =====================    ===================    =====================

NET LOSS PER WEIGHTED AVERAGE SHARES OUTSTANDING             $             (0.08)     $           (0.03)     $             (0.10)
                                                               =====================    ===================    =====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               406,000                478,375                  481,522
                                                               =====================    ===================    =====================








                        See notes to financial statements
                                       F-4

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT




                                           Common stock               Additional                                 Total
                                  --------------------------------      Paid-In            Accumulated        Stockholders'
                                     Shares            Amount           Capital              Deficit             Deficit
                                 --------------    --------------   --------------    -----------------    -----------------
Balance, December 31, 1998          5,025,000      $     5,025      $       -        $     (5,025)       $         -

Cancelled shares                     (965,000)            (965)             965               -                    -

One for ten stock split            (3,654,000)          (3,654)           3,654               -                    -

Net loss                                 -                 -                -              (13,732)             (13,732)
                                 ---------------    --------------   --------------    -----------------    -----------------

Balance, December 31, 1999            406,000              406            4,619            (18,757)             (13,732)

Net loss                                 -                 -                -              (33,984)             (33,984)
                                 --------------    --------------   --------------    -----------------    -----------------

Balance, December 31, 2000            406,000  $           406      $     4,619      $     (52,741)      $      (47,716)
                                 =============    ===============   ==============    =================    =================





                        See notes to financial statements
                                       F-5

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.

                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                      October 4, 1996
                                                                      Year Ended December 31,       (inception) through
                                                               --------------------------------    ---------------------
                                                                   2000               1999          December 31, 2000
                                                              ----------------   --------------    ---------------------
                                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $     (33,984)       $     (13,732)         $   (47,716)
   Adjustments ro reconcile net loss to net cash flows
   used in operating activities:

     Changes in assets and liabilities:
        Increase in accounts payable                              22,200                  -                 22,200
                                                             -------------------    -------------     ----------------
NET CASH USED IN OPERATING ACTIVITIES                            (11,784)             (13,732)             (25,516)
                                                             -------------------    -------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from due to shareholder                               11,784               13,732               25,516
                                                              ------------------    -------------     ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         11,784               13,732               25,516
                                                              ------------------    -------------    -----------------
NET INCREASE (DECREASE) IN CASH                                      -                   -                     -

CASH, beginning of period                                            -                   -                     -
                                                              ------------------    -------------     ----------------
CASH, end of year                                          $         -          $        -             $       -
                                                              ==================    =============     ================







                        See notes to financial statements
                                       F-6

                     OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



1.THE COMPANY

  Ocean Fresh Seafood Marketplace, Inc. (the "Company") was incorporated in the State of Florida on October 4, 1996. The Company was originally incorporated as Elm Tree Capital Corp., and has undergone various name changes since inception. On October 27, 1999, the Company underwent its latest name change to Ocean Fresh Seafood Marketplace, Inc. The Company currently has no operations and is considered a development stage enterprise.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Basis of Presentation -  The  Company  has  no established sources of revenues and as such this raises substantial doubt about the Company's ability to continue as a going concern. The continued existence is dependent upon the Company's ability to generate revenue from operations or to seek additional sources of financing.

           There are no assurances that the Company can develop sources or revenues or obtain additional financing that may be required. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        b. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        c.Income Taxes  -  The  Company  recognizes  deferred   tax  assets  and
          liabilities based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities, using the effective tax rates in the years in which the difference are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax asset will not be realized. As of December 31, 2000, no deferred tax assets have been recorded as the realization of such asset would not be probable.

3.DUE TO SHAREHOLDER

         As of December 31, 2000 the Company owes $25,516 to the majority shareholder of the Company. Such advances are non-interest bearing and are due upon demand. These advances were utilized to fund the organization costs of the Company.

4.STOCKHOLDERS' EQUITY

         During October 1999 the Company canceled 965,000 shares of its common stock previously issued. The shares were canceled as no consideration was received for its issuance.

         On October 6, 1999, with the joint approval of the Board of Directors and the shareholders of the Company a one-for-ten reverse stock split was effected. All references to earnings (loss) per share in these financial statements have been retroactively restated to reflect the one-for-ten reverse stock split.