Form 10QSB
period 2001-03-31
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2001-05-14
CIK 1126579

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                                                         --------

                         Commission file number: 0-31881

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                      -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Florida                                           65-0704155
          -------                                           ----------
     State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization                      Identification No.)

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

                  Yes    X                        No
                     -----------

         The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 11, 2001 was 406,000 shares.

                      OCEAN FRESH SEAFOOD MARKET PLACE, INC
                                   FORM 10-QSB
                                 March 31, 2001

                                      INDEX
                                                                         PAGE
                                                                        NUMBER

PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements (Unaudited)

                           Balance Sheet                                 F-2

                           Statement of Operations                       F-3

                           Statement of Cash Flows                       F-4

                  Notes to Financial Statements                          F-5

Item 2.           Management's Discussion and
                  Analysis or Plan of Operations                          1

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                       2

Item 5.           Other information                                       2

Item 6.           Exhibits and reports on Form 8-K                        2

Signatures                                                                3

                       OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                 MARCH 31, 2001
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                     $              23,023
     Due to shareholder                                                  25,516
                                                            --------------------
      Total current liabilities                                          48,539
                                                            --------------------

Stockholders' deficit:
     Common stock, $.001 par value;
      50,000,000 authorized,
      406,000 issued and outstanding                                        406
     Additional paid-in capital                                           4,619
     Accumulated deficit                                                (53,564)
                                                            --------------------

     Total stockholders' deficit                                        (48,539)
                                                            --------------------

                                                       $                   -
                                                            ====================








                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Three Months Ended March 31,          October 4, 1996
                                -----------------------------       (inception) through
                                    2001          2000                 March 31, 2001
                                ------------    -------------      ----------------------


OPERATING EXPENSES           $      823       $   5,150           $          53,564
                                ------------    -------------      ----------------------

NET LOSS                     $     (823)      $  (5,150)          $         (53,564)
                                ============    =============      ======================

NET LOSS PER WEIGHTED AVERAGE
 SHARES OUTSTANDING          $    (0.00)      $   (0.01)          $         (0.11)
                                ============    =============      =======================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                     406,000           502,500                  470,333
                                ============    =============      ========================












                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                        Three Months Ended March 31,      October 4, 1996
                                        ----------------------------    (inception) through
                                           2001           2000             March 31, 2001
                                        -----------    -------------    -------------------


CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                            $     (823)    $    (5,150)      $     (53,564)
  Adjustments ro reconcile net
   loss to net cash flows used in
   operating activities:

 Changes in assets and liabilities:
  Increase in accounts payable              823           1,717              23,023
  Common stock issued for services          -              -                  5,025
                                       -------------    -----------    --------------------

NET CASH USED IN OPERATING ACTIVITIES       -             (3,433)           (25,516)
                                       -------------    -----------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from due to shareholder           -              3,433             25,516
                                       -------------    -----------    --------------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                       -              3,433             25,516
                                       -------------    -----------    --------------------

NET INCREASE (DECREASE) IN CASH             -               -                  -

CASH, beginning of period                   -               -                  -
                                       ---------------  -----------    -------------------

CASH, end of period                   $     -          $    -         $        -
                                       ===============  ===========    ====================







                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2001

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2000 included in the Form 10-KSB for the year then ended.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations and cash flows for the three-month period ended March 31, 2001 and 2000, and from inception, October 4, 1996 through March 31, 2001 have been included.

         The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10- KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations - January 1, 2000 - March 31, 2000 (unaudited)

         We generated no revenues during the first quarter ended March 31, 2000. Operating expenses were $5,150 for the quarter ended March 31, 2000.

Results of Operations - January 1, 2001 - March 31, 2001 (unaudited)

         We generated no revenues during the third quarter ended March 31, 2001. Operating expenses were $823 for the quarter ended March 31, 2001.

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

         We currently do not have any cash on hand and will finance operations over the next twelve months through loans from affiliated parties.

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

                           2.               Reports on Form 8-K

                           None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Ocean Fresh Seafood Marketplace, Inc.



Date: May 14, 2001                         By:/s/ Robert G. Coutu
                                           ----------------------
                                           Robert G. Coutu, President