Form 10QSB
period 2001-06-30
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2001-08-13
CIK 1126579

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 2001
                                       OR

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

                  Yes    X                        No
                     -----------

         The number of shares of registrant's Common Stock, $.001 par value, outstanding as of July 1, 2001 was 406,000 shares.

                      OCEAN FRESH SEAFOOD MARKET PLACE, INC
                                   FORM 10-QSB
                                 June 30, 2001

                                      INDEX
                                                                         PAGE
                                                                        NUMBER

PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements (Unaudited)

                           Balance Sheet                                 F-2

                           Statements of Operations                      F-3

                           Statements of Cash Flows                      F-4

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

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                  JUNE 30, 2001
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                     $              24,523
     Due to shareholder                                                  25,516
                                                            --------------------
      Total current liabilities                                          50,039
                                                            --------------------

Stockholders' deficit:
     Common stock, $.001 par value;
      50,000,000 authorized,
      406,000 issued and outstanding                                        406
     Additional paid-in capital                                           4,619
     Accumulated deficit                                                (55,064)
                                                            --------------------

     Total stockholders' deficit                                        (50,039)
                                                            --------------------

                                                       $                   -
                                                            ====================








                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                        Three Months Ended    Six Months Ended   October 4, 1996
                        ------------------    ----------------      (inception)
                             March 31,              June 30,          through
                        --------------------- -----------------       June 30,
                          2001       2000         2001      2000       2001
                        ---------  --------      ------   --------  ------------

OPERATING EXPENSES      $   1,500  $  4,512    $  2,323   $  9,662  $   55,064
                        ---------  --------      ------    -------   -----------

NET LOSS                $  (1,500) $ (5,512)   $ (2,323)  $ (9,662) $  (55,064)
                        =========  ========      ======    =======   ===========

NET LOSS PER WEIGHTED AVERAGE
 SHARES OUTSTANDING     $  (0.00)  $  (0.01)   $  (0.01)  $  (0.11) $    (0.12)
                        =========  ========      ======    =======   ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING             406,000    483,200     406,000    483,200     466,947
                        =========  ========     =======    =======   ===========













                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                 Six Months Ended March 31,    October 4, 1996
                                ---------------------------  (inception) through
                                      2001         2000          June 30, 2001
                                   ---------     --------    -------------------


CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net loss                         $  (2,323)   $  (9,662)      $   (55,064)
  Adjustments ro reconcile net
   loss to net cash flows used in
   operating activities:

 Changes in assets and liabilities:
  Increase in accounts payable        2,323        1,717            24,523
  Common stock issued for services     -            -                5,025
                                   ---------     --------    -------------------

NET CASH USED IN
 OPERATING ACTIVITIES                  -          (3,433)          (25,516)
                                   ---------     --------    -------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds from due to shareholder     -           3,433            25,516
                                   ---------     --------    -------------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                  -           3,433            25,516
                                   ---------     --------    -------------------

NET INCREASE (DECREASE) IN CASH        -            -                 -

CASH, beginning of period              -            -                 -
                                   ---------     --------    -------------------

CASH, end of period               $    -       $    -          $      -
                                   =========     ========    ===================








                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2001

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

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001, the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and from inception, October 4, 1996 through June 30, 2001 have been included.

         The results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10- KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

2.       FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business
         Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement are not expected to have a material effect on the Company's financial position or operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations - January 1, 2000 - June 30, 2000 (unaudited)

         We generated no revenues during the six months ended June 30, 2000. Operating expenses were $9,662 for the six months ended June 30, 2000.

Results of Operations - January 1, 2001 - June 30, 2001 (unaudited)

         We generated no revenues during the six months ended June 30, 2001. Operating expenses were $2,323 for the six months ended June 30, 2001.

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

Competition

         We will remain an insignificant participant among the marketplace of firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage to our competitors.

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

                                           Ocean Fresh Seafood Marketplace, Inc.



Date: July 14, 2001                 By:/s/ Robert G. Coutu
                                           ----------------------
                                           Robert G. Coutu, President