Form 10QSB
period 2001-09-30
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2001-11-14
CIK 1126579

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2001
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                                                        --------    -------

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

                  Yes    X                        No
                     -----------                    -----------

         The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 13, 2001 was 406,000 shares.

                      OCEAN FRESH SEAFOOD MARKET PLACE, INC
                                   FORM 10-QSB
                               September 30, 2001

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

                       OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2001
                               ------------------
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
 Accounts payable                                     $         24,523
 Due to shareholder                                             25,516
                                                       ----------------
  Total current liabilities                                     50,039
                                                       ----------------

Stockholders' deficit
 Common stock, $.001 par value; 50,000,000 authorized,
  406,000 issued and outstanding                                   406
 Additional paid-in capital                                      4,619
 Accumulated deficit                                           (55,064)
                                                       ----------------

  Total stockholder's deficit                                  (50,039)
                                                       ----------------

                                                      $            -
                                                       ================




                        See notes to financial statements
                                       F-2

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS



                                      Three Months Ended               Nine Months Ended
                                        September 30,                   September 30,               October 4, 1996
                                 ----------------------------    ------------------------------    (inception) through
                                     2001            2000             2001             2000        September 30, 2001
                                 ------------    ------------    -------------    -------------    -------------------
                                 (unaudited)     (unaudited)      (unaudited)       (unaudited)      (unaudited)


OPERATING EXPENSES               $    1,500       $    4,512      $    4,272       $    9,662     $        55,064
                                 ------------    ------------    --------------   -------------    -------------------

NET LOSS                         $   (1,500)      $   (4,512)     $   (4,272)      $   (9,662)    $       (55,064)
                                 ============    ============    ==============   =============    ===================

NET LOSS PER WEIGHTED AVERAGE
 SHARES OUTSTANDING              $    (0.00)      $    (0.01)     $    (0.01)      $    (0.02)    $         (0.12)
                                 ============    ============    ==============   =============    ===================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                         406,000          483,200          406,000         483,200             466,947
                                 ============    ============    ==============   =============    ===================








                        See notes to financial statements
                                       F-3

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                 Nine Months September 30,      October 4, 1996
                                                ----------------------------   (inception) through
                                                    2001            2000        September 30, 2001
                                                -------------   ------------    -------------------
                                                 (unaudited)     (unaudited)         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $    (4,272)    $   (9,662)    $       (55,064)
 Adjustments ro reconcile net
  loss to net cash flows provided
  used in operating activities:

 Changes in assets and liabilities:
  Accounts payable                                   4,272          1,717              24,523
  Common stock issued for services                    -              -                  5,025
                                                -------------   ------------    -------------------

NET CASH USED IN OPERATING ACTIVITIES                 -            (7,945)             (25,516)
                                                -------------   ------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from due to shareholder                     -             7,945               25,516
                                                -------------   ------------    -------------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES:                                -             7,945               25,516
                                                -------------   ------------    -------------------

NET INCREASE (DECREASE) IN CASH                       -              -                    -

CASH, beginning of period                             -              -                    -
                                                -------------   ------------    -------------------

CASH, end of period                            $      -        $     -        $           -
                                                =============   ============    ===================







                        See notes to financial statements
                                       F-4

                     OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001

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

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001, and the results of operations and cash flows for the nine-month period ended September 30, 2001 and 2000, and from inception, October 4, 1996 through September 30, 2001 have been included.

         The results of operations for the nine-month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10- KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations - January 1, 2000 - September 30, 2000 (unaudited)

         We generated no revenues during the nine months ended September 30, 2000. Operating expenses were $10,000 for the nine months ended September 30, 2000.

Results of Operations - January 1, 2001 - September 30, 2001 (unaudited)

         We generated no revenues during the nine months ended September 30, 2001. Operating expenses were $4,272 for the nine months ended September 30, 2001.

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

                                     Ocean Fresh Seafood Marketplace, Inc.



Date: November 14, 2001              By:/s/ Robert G. Coutu
                                           --------------------------
                                            Robert G. Coutu, President