Form 10KSB
period 2001-12-31
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2002-04-15
CIK 1126579

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-31881


                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                 (Name of Small Business Issuer in its Charter)


                Florida                                 65-0704155
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)


                   8051 N.W. 36th Street, Miami, Florida 33166
               (Address of Principal Executive Offices) (Zip Code)


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

State issuer's revenues (net loss) for its most recent fiscal year.  $(10,069)

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. None.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 11, 2002: 406,000 shares of Common Stock.

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

Our proposed business activities classify our company as a "blank check" company within the meaning of Rule 419 of the Securities Act and Rule 15g-8 of the Exchange Act. As we are classified as a blank check company, investors that have been issued shares (or will be issued shares) of our common stock may be subject to limitations on the transferability of their securities.

We have nominal capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly-registered company without incurring the cost and time required to conduct an initial public offering.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain our offices at 8051 N.W. 36th Street, Miami, Florida 33166. We occupy this office at no cost. This space is sufficient in order to carry out our plan of operations.

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

As of December 31, 2001, there were approximately 27 holders of our common stock.

We are authorized to issue 750,000,000 shares of common stock, $.001 par value, of which 406,000 shares were issued and outstanding as of December 31, 2001.

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

We have incurred significant losses and have negative cash flow from operations. Our auditors have included a paragraph in their report on our annual financial statements for the years ended December 31, 2001 and 2000 which expresses concern about our ability to continue as a going concern unless we can secure additional financing or generate revenues from operations. We expect significant operating losses to continue at least during 2002. There can be no assurances that we will be able to secure financing or, if available, that such financing can be obtained on favorable terms.

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

                     OCEAN FRESH SEAFOOD MARKETPLACE, INC.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                        F-2

Balance Sheet                                                       F-3

Statements of Operations                                            F-4

Statement of Stockholders' Deficit                                  F-5

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                       F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Ocean Fresh Seafood Marketplace, Inc.
Boca Raton, Florida

     We have audited the accompanying balance sheet of Ocean Fresh Seafood Marketplace, Inc. (a development stage enterprise), as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Fresh Seafood Marketplace, Inc. (a development stage enterprise), as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that Ocean Fresh Seafood Marketplace, Inc. will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company currently has no established sources of revenues. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2(a). The financial statements do not include adjustments that might result from the outcome of this uncertainty.


                                             /s/Feldman Sherb & Co., P.C.
                                                Feldman Sherb & Co., P.C.
                                                Certified Public Accountants

New York, New York
April 11, 2002

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 2001



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                    $              22,200
 Due to shareholder                                                      35,585
                                                            --------------------
  Total current liabilities                                              57,785
                                                            --------------------

Stockholders' deficit:
 Common stock, $.001 par value;
  750,000,000 authorized,
  406,000 issued and outstanding                                            406
 Additional paid-in capital                                               4,619
 Accumulated deficit                                                    (62,810)
                                                            --------------------
 Total stockholders' deficit                                            (57,785)
                                                            --------------------
                                                          $                   -
                                                            ====================






                        See notes to financial statements
                                       F-3

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS



                                               Year Ended December 31,                  October 4, 1996
                                     --------------------------------------------      (inception) through
                                            2001                    2000                December 31, 2001
                                     ---------------------    -------------------    ------------------------
                                                                                           (Unaudited)


OPERATING EXPENSES                 $               10,069   $             33,984   $                  57,785
                                     ---------------------    -------------------    ------------------------

NET LOSS                           $              (10,069)  $            (33,984)  $                 (57,785)
                                     =====================    ===================    ========================

NET LOSS PER WEIGHTED AVERAGE
 SHARES OUTSTANDING                $                (0.02)  $              (0.08)  $                   (0.13)
                                     =====================    ===================    ========================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                       406,000               406,000                     462,032
                                     =====================    ===================    ========================










                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT



                                       Common Stock                Additional                            Total
                             --------------------------------      Paid-In           Accumulated         Stockholders'
                                 Shares            Amount          Capital            Deficit            Deficit
                             --------------    --------------   --------------    -----------------    -----------------

Balance, December 31, 1999         406,000  $            406  $         4,619  $           (18,757) $           (13,732)

Net loss                              -                 -                -                 (33,984)             (33,984)
                             --------------    --------------   --------------    -----------------    -----------------

Balance, December 31, 2000         406,000               406            4,619              (52,741)             (47,716)

Net loss                              -                 -                -                 (10,069)             (10,069)
                             --------------    --------------   --------------    -----------------    -----------------

Balance, December 31, 2001         406,000  $           406   $         4,619  $           (62,810) $           (57,785)
                             ==============    ==============   ==============    =================    =================






                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                            Year Ended December 31,                     October 4, 1996
                                                  ------------------------------------------------     (inception) through
                                                         2001                      2000                  December 31, 2001
                                                  -----------------------    ---------------------   ---------------------------
                                                                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $                (10,069)  $            (33,984)     $           (57,785)
 Adjustments ro reconcile
  net loss to net cash
  used in operating activities:

  Changes in assets and liabilities:
   Increase in accounts payable                                    -                   22,200                   22,200
                                                 -----------------------    ---------------------   ---------------------------

NET CASH USED IN OPERATING ACTIVITIES                          (10,069)               (11,784)                 (35,585)
                                                 -----------------------    ---------------------   ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from due to shareholder                               10,069                 11,784                   35,585
                                                 -----------------------    ---------------------   ---------------------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                           10,069                 11,784                   35,585
                                                 -----------------------    ---------------------   ---------------------------

NET INCREASE (DECREASE) IN CASH                                   -                      -                        -

CASH, beginning of year                                           -                      -                        -
                                                 -----------------------    ---------------------   ---------------------------

CASH, end of year                               $                 -      $               -        $               -
                                                 =======================    =====================   ===========================










                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


1.   THE COMPANY

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          b.Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          c.Income Taxes - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities, using the effective tax rates in the years in which the difference are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax asset will not be realized. As of December 31, 2001, no deferred tax assets have been recorded as the realization of such asset would not be probable.

3.   DUE TO SHAREHOLDER

     As of December 31, 2001 the Company owes $35,585 to the majority shareholder of the Company. Such advances are non-interest bearing and are due upon demand. These advances were utilized to fund the organization costs of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the findings of our accountants.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The following table sets forth certain information concerning each of our directors and executive officers:

Name                          Age       Position

Robert G. Coutu               50        President, Vice President and Director

Fred Guarino                  55        Secretary, Treasurer and Director

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2001 regarding beneficial ownership of our common stock by (1) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (2) by each director and executive officer and (3) by all executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The address for each individual is 8051 N.W. 36th Street, Miami, Florida 33166.

                                    Number of            Percentage of
Name                               shares owned          shares owned
----                             ---------------         --------------

Robert G. Coutu                      396,000                 97.5%
Fred Guarino                           -0-                    -0-
All officers and directors
 as a group (2 persons)              396,000                 97.5%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2001 we owed approximately $35,585 to Mr. Robert Coutu, our executive officer and majority shareholder, due from advances to our company. These advances are non interest bearing and are due upon demand.

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

                                    Ocean Fresh Seafood Marketplace, Inc.


Date: April 15, 2002                By: /s/ Robert G. Coutu
                                            --------------------------
                                            Robert G. Coutu, President