Form 10QSB
period 2002-03-31
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2002-05-20
CIK 1126579

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-31881

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                      -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Florida                                     65-0704155
  State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization                    Identification No.)

               8051 N.W. 36th ST, Suite 601, Miami, Florida 33166
               (Address of Principal Executive Office) (Zip Code)

                                 (305) 500-9395
               (Registrant's telephone number including area code)

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

         The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 15, 2002 was 406,000 shares.

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

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                      -------------------------------------
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                 March 31, 2002
                                   (Unaudited)


                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                         $          19,867
     Due to shareholder                                                  38,418
                                                                 ---------------
        Total current liabilities                                        58,285
                                                                 ---------------

Stockholders' deficit:
     Common stock, $.001 par value; 50,000,000 authorized,
        406,000 issued and outstanding                                      406
     Additional paid-in capital                                           4,619
     Accumulated deficit                                                (63,310)
                                                                 ---------------
        Total stockholders' deficit                                     (58,285)
                                                                 ---------------
                                                               $        -
                                                                 ===============




                        See notes to financial statements
                                       F-2

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                            October 4, 1996
                                                      Three Months Ended March 31,        (inception) through
                                                    ----------------------------------
                                                          2002               2001            March 31, 2002
                                                    ------------------   -------------    ---------------------
OPERATING EXPENSES                               $                500 $           823 $                 58,285
                                                    ------------------   -------------    ---------------------
NET LOSS                                         $               (500)$          (823)$                (58,285)
                                                    ==================   =============    =====================
NET LOSS PER WEIGHTED AVERAGE
     SHARES OUTSTANDING                          $              (0.00)$         (0.00)$                  (0.12)
                                                    ==================   =============    =====================
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                              406,000         406,000                  470,333
                                                    ==================   =============    =====================



                        See notes to financial statements
                                       F-3

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      October 4, 1996
                                                                 Three Months Ended March 31,       (inception) through
                                                              -----------------------------------
                                                                    2002               2001            March 31, 2002
                                                              -----------------   ---------------   ---------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $               (500)$            (823)$               (58,285)
     Adjustments ro reconcile net loss to net cash flows
     provided by (used in) operating activities:

     Changes in assets and liabilities:
          Increase (decrease) in accounts payable                       (2,333)              823                  19,867

                                                              -----------------   ---------------   ---------------------
NET CASH USED IN OPERATING ACTIVITIES                                   (2,833)         -                        (38,418)
                                                              -----------------   ---------------   ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from due to shareholder                                    2,833          -                         38,418
                                                              -----------------   ---------------   ---------------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                                2,833          -                         38,418
                                                              -----------------   ---------------   ---------------------
NET INCREASE (DECREASE) IN CASH                                      -                  -                    -

CASH, beginning of period                                            -                  -                    -
                                                              -----------------   ---------------   ---------------------
CASH, end of year                                         $          -         $        -        $           -
                                                              =================   ===============   =====================



                        See notes to financial statements
                                       F-4

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2002

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2002 included in the Form 10-KSB for the year then ended.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002, and the results of operations and cash flows for the three-month period ended March 31, 2002 and 2001, and from inception, October 4, 1996 through March 31, 2002 have been included.

         The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations - January 1, 2001 - March 31, 2001 (unaudited)

         We generated no revenues during the first quarter ended March 31, 2001. Operating expenses were $823 for the quarter ended March 31, 2001.

Results of Operations - January 1, 2002 - March 31, 2002 (unaudited)

         We generated no revenues during the first quarter ended March 31, 2002. Operating expenses were $500 for the quarter ended March 31, 2002.

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

                                           Ocean Fresh Seafood Marketplace, Inc.



Date: May 20, 2002                           By:/s/ Robert G. Coutu
                                             -----------------------------------
                                                     Robert G. Coutu, President