Form 10QSB
period 2002-06-30
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2002-08-14
CIK 1126579

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2002
                                       OR

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

         The number of shares of registrant's Common Stock, $.001 par value, outstanding as of August 12, 2002 was 406,000 shares.

                      OCEAN FRESH SEAFOOD MARKET PLACE, INC
                                   FORM 10-QSB
                                  June 30, 2002

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

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
     Accounts payable                                          $         19,023
     Due to shareholder                                                  33,991
                                                                ----------------
      Total current liabilities                                          53,014
                                                                ----------------

Stockholders' deficit
     Common stock, $.001 par value;
      50,000,000 authorized,
      406,000 issued and outstanding                                        406
     Additional paid-in capital                                           4,619
     Accumulated deficit                                                (58,039)
                                                                ----------------
     Total stockholder's deficit                                        (53,014)
                                                                ----------------
                                                               $          -
                                                                ================







                        See notes to financial statements
                                       F-2

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS



                             Three Months Ended June 30,            Six Months Ended June 30,               October 4, 1996
                          -------------------------------------   ------------------------------------    (inception) through
                               2002                2001               2002                2001               June 30, 2002
                          ------------------   ----------------   ----------------    ----------------   -------------------------
                            (unaudited)         (unaudited)        (unaudited)         (unaudited)            (unaudited)


OPERATING EXPENSES      $             2,425  $           1,500  $           2,925   $           2,323  $                   58,039
                          ------------------   ----------------   ----------------    ----------------   -------------------------

NET LOSS                $            (2,425) $          (1,500) $          (2,925)  $          (2,323) $                  (58,039)
                          ==================   ================   ================    ================   =========================

NET LOSS PER WEIGHTED
 AVERAGE SHARES
 OUTSTANDING             $            (0.01) $           (0.00) $           (0.01)   $          (0.01) $                    (0.13)
                          ==================   ================   ================    ================   =========================

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 406,000            406,000            406,000             406,000                     456,348
                          ==================   ================   ================    ================   =========================








                        See notes to financial statements

                    OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                 October 4, 1996
                                     Six Months Ended June 30,      (inception)
                                     --------------------------        through
                                         2002          2001        June 30, 2002
                                       -----------  -----------    -------------
                                      (unaudited)   (unaudited)      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                              $   (2,925)   $    (2,323) $    (58,039)
  Adjustments ro reconcile
  net loss to net cash flows
  provided by (used in)
  operating activities:

 Changes in assets and liabilities:
   Accounts payable                        (5,500)         2,323         19,023
   Common stock issued for services        -               -              5,025
                                       -----------   -----------      ----------

NET CASH USED IN OPERATING ACTIVITIES      (8,425)         2,323        (33,991)
                                       -----------   -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from due to shareholder         8,425           -            33,991
                                       -----------    ----------      ----------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                       8,425           -            33,991
                                       -----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH            -                -              -

CASH, beginning of period                  -                -              -
                                       ------------    ----------     ----------

CASH, end of year                    $     -          $     -      $       -
                                       ============    ===========    ==========







                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2001 included in the Form 10-KSB for the year then ended.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002, and the results of operations and cash flows for the six-month period ended June 30, 2002 and 2001, and from inception, October 4, 1996 through June 30, 2002 have been included.

         The results of operations for the six-month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2001.

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

Results of Operations - January 1, 2002 - June 30, 2002 (unaudited)

         We generated no revenues during the six months ended June 30, 2002. Operating expenses were $2,925 for the six months ended June 30, 2002.

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

Competition

     We will remain an insignificant participant among the marketplace of firms that engage in the acquisition of business opportunities. There are many established venture capital and financia l concerns which have significantly greater financial and personnel resources and technical expertise that we. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage to our competitors.

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

                           99.1 Certification of President

                           Reports on Form 8-K

                           None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Ocean Fresh Seafood Marketplace, Inc.



Date: August 12, 2002                  By:/s/ Robert G. Coutu
                                              ------------------------
                                              Robert G. Coutu, President