Form 10QSB
period 2002-09-30
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2002-10-30
CIK 1126579

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2002
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from___ to___

                         Commission file number: 0-31881

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
             (Exact Name of Registrant as Specified in its Charter)

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

         The number of shares of registrant's Common Stock, $.001 par value, outstanding as of October 30, 2002 was 406,000 shares.

                      OCEAN FRESH SEAFOOD MARKET PLACE, INC
                                   FORM 10-QSB
                               September 30, 2002

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

                     OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
     Accounts payable                                             $      21,714
     Due to shareholder                                                  28,325
                                                                  --------------
       Total current liabilities                                         50,039
                                                                  --------------

Stockholders' deficit
     Common stock, $.001 par value; 50,000,000 authorized,
       406,000 issued and outstanding                                       406
     Additional paid-in capital                                           4,619
     Accumulated deficit                                                (55,064)
                                                                  --------------

       Total stockholder's deficit                                      (50,039)
                                                                  --------------

                                                                  $        -
                                                                  ==============













                        See notes to financial statements
                                       F-2

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                              Three Months Ended September 30,  Nine Months Ended September 30,     October 4, 1996
                              -------------------------------- --------------------------------   (inception) through
                                     2002         2001             2002               2001         September 30, 2002
                               -------------  -------------     -------------    -------------    --------------------
                                (unaudited)     (unaudited)      (unaudited)       (unaudited)      (unaudited)


OPERATING EXPENSES              $      -      $      1,500       $     -          $     4,272   $        55,064
                               -------------    -------------    ------------    -------------     -------------------

NET LOSS                        $      -      $     (1,500)      $     -          $    (4,272)  $       (55,064)
                               =============    =============    ============    =============     ===================

NET LOSS PER WEIGHTED AVERAGE
 SHARES OUTSTANDING             $      -      $      (0.00)      $     -          $     (0.01)  $         (0.12)
                               =============    =============    ============    =============     ===================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                        406,000        406,000           406,000          406,000           454,250
                               =============  =============      ============    =============     ===================












                        See notes to financial statements

                     OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                      Nine Months September 30,     October 4, 1996
                                                   ----------------------------   (inception) through
                                                       2002           2001         September 30, 2002
                                                   ------------   -------------  --------------------
                                                    (unaudited)    (unaudited)        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       $     -        $   (4,272)    $     (55,064)
     Adjustments ro reconcile net loss to net cash
     flows provided used in operating activities:

     Changes in assets and liabilities:
           Accounts payable                            (2,809)          4,272            21,714
           Common stock issued for services              -               -                5,025
                                                   -------------   ------------  --------------------

NET CASH USED IN OPERATING ACTIVITIES                  (2,809)           -              (28,325)
                                                   -------------   ------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from due to shareholder                   2,809                            28,325
                                                   -------------   ------------  --------------------

NET CASH PROVIDED BY
     FINANCING ACTIVITIES                               2,809                            28,325
                                                   -------------   ------------  --------------------

NET INCREASE (DECREASE) IN CASH                          -               -                 -

CASH, beginning of period                                -               -                 -
                                                   -------------   ------------  --------------------

CASH, end of period                                 $    -         $     -        $        -
                                                   =============   ============  ====================






                        See notes to financial statements
                                       F-4

                     OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2002

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

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2002, and the results of operations and cash flows for the nine-month period ended September 30, 2002 and 2001, and from inception, October 4, 1996 through September 30, 2002 have been included.

         The results of operations for the nine-month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2001.

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

Results of Operations - January 1, 2002 - September 30, 2002 (unaudited)

         We generated no revenues or expenses for the nine months ended September 30, 2002.

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

Competition

         We will remain an insignificant participant among the marketplace of firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage to our competitors.

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

              None

Item 5.  OTHER INFORMATION

              None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)        Exhibits required by Item 601 of Regulation S-B:

         The following exhibits are filed as part of this report:

         Exhibits:

         Exhibit 99.1 - Certification

         2.         Reports on Form 8-K

         Current Report on Form 8-K/A filed on September 23,
         2002 with respect to Item 4.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ocean Fresh Seafood Marketplace, Inc.



Date: October 30, 2002                       By:/s/ Robert G. Coutu
                                                --------------------------
                                                Robert G. Coutu, President