Form 10KSB
period 2002-12-31
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2003-03-28
CIK 1126579

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission file number 0-31881


                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                 (Name of Small Business Issuer in its Charter)


                         Florida                     65-1103258
              (State or Other Jurisdiction of    (I.R.S. Employer
               Incorporation or Organization)     Identification No.)


   1445 Wampanoag Trail, Suite 202, East Providence, RI        02915
        (Address of Principal Executive Offices)            (Zip Code)


                                 (401) 437-0808
                           (Issuer's Telephone Number)

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

State issuer's revenues for its most recent fiscal year.  $(0)

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. None.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 17, 2003: 406,000 shares of Common Stock.

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

Item 14.      Controls and Procedures

Signatures

Certification

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

As of December 31, 2002, there were approximately 27 holders of our common stock.

We are authorized to issue 750,000,000 shares of common stock, $.001 par value, of which 406,000 shares were issued and outstanding as of March 17, 2003.

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

The analysis of new business opportunities is undertaken by, or under the supervision of our executive officers, who may not be considered professional business analysts. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as:

        o other available technical, financial and managerial resources;
        o working capital;
        o other financial requirements;
        o history of operations, if any;
        o prospects for the future;
        o nature of present and expected competition;
        o the quality and experience of management services which may be available and the depth of that management;
        o the potential for further research, development, or exploration;
        o the potential for growth or expansion;
        o the potential for profit;
        o the perceived public recognition of acceptance of products, services, or trades; and
        o name identification.

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

We have incurred significant losses and have negative cash flow from operations. Our auditors have included a paragraph in their report on our annual financial statements for the years ended December 31, 2002 and 2001 which expresses concern about our ability to continue as a going concern unless we can secure additional financing or generate revenues from operations. We expect significant operating losses to continue at least during 2003. There can be no assurances that we will be able to secure financing or, if available, that such financing can be obtained on favorable terms.

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


                         INDEX TO FINANCIAL STATEMENTS

OCEAN FRESH SEAFOOD MARKETPLACE, INC.

Independent Auditors' Report                            F-2

Balance Sheet                                           F-3

Statements of Operations                                F-4

Statement of Stockholders' Deficit                      F-5

Statements of Cash Flows                                F-6

Notes to Financial Statements                        F-7 - F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Ocean Fresh Seafood Marketplace, Inc.

         We have audited the accompanying balance sheet of Ocean Fresh Seafood Marketplace, Inc. (a development stage enterprise), as of December 31, 2002, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Fresh Seafood Marketplace, Inc. (a development stage enterprise), as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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


                                             /s/ Sherb & Co., LLP
                                                 Sherb & Co., LLP.
                                                 Certified Public Accountants

New York, New York
March 14, 2003

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                      -------------------------------------
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 2002


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                $               8,986
     Due to shareholder                                                  58,962
                                                            --------------------
      Total current liabilities                                          67,948
                                                            --------------------

Stockholders' deficit:
     Common stock, $.001 par value;
      750,000,000 authorized,
      406,000 issued and outstanding                                        406
     Additional paid-in capital                                           4,619
     Accumulated deficit                                                (72,973)
                                                            --------------------
      Total stockholders' deficit                                       (67,948)
                                                            --------------------
                                                         $                   -
                                                            ====================










                        See notes to financial statements
                                       F-3

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                      -------------------------------------
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS



                                                  Year Ended December 31,                  October 4, 1996
                                         --------------------------------------------     (inception) through
                                                2002                    2001               December 31, 2002
                                         ---------------------    -------------------    ----------------------
                                                                                               (Unaudited)

OPERATING EXPENSES                    $               10,163   $             10,069   $                72,973
                                         ---------------------    -------------------    ----------------------

NET LOSS                              $              (10,163)  $            (10,069)  $               (72,973)
                                         =====================    ===================    ======================

NET LOSS PER WEIGHTED AVERAGE
 SHARES OUTSTANDING -
  Basic and diluted                   $                (0.03)  $              (0.02)  $                 (0.16)
                                         =====================    ===================    ======================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                          406,000                406,000                   452,946
                                         =====================    ===================    ======================









                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT



                                          Common stock                 Additional                                Total
                                  --------------------------------      Paid-In          Accumulated          Stockholders'
                                       Shares            Amount         Capital            Deficit              Deficit
                                  --------------    --------------   ---------------    -----------------    -----------------

Balance, December 31, 2000              406,000  $            406  $          4,619  $        (52,741)     $      (47,716)

Net loss                                    -                 -                -              (10,069)             (10,069)
                                  --------------    --------------   ---------------    -----------------    -----------------

Balance, December 31, 2001              406,000               406             4,619           (62,810)             (57,785)

Net loss                                    -                 -                -              (10,163)             (10,163)
                                  --------------    --------------   ---------------    -----------------    -----------------

Balance, December 31, 2002              406,000  $            406   $         4,619  $        (72,973)      $      (67,948)
                                  ==============    ==============   ===============    =================    =================






                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                      Year Ended December 31,            October 4, 1996
                                                  -----------------------------------  (inception) through
                                                        2002               2001         December 31, 2002
                                                  -----------------    --------------  --------------------
                                                                                          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $         (10,163)  $      (10,069) $        (72,973)
 Adjustments ro reconcile net loss to
  net cash flows used in operating
  activities:

 Common stock issued for services                              -               -                5,025

  Changes in assets and liabilities:
   Increase in accounts payable                            (13,214)            -                8,986
                                                   ----------------    ---------------  -------------------

NET CASH USED IN OPERATING ACTIVITIES                      (23,377)         (10,069)          (58,962)
                                                   ----------------    ---------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from shareholder                                  23,377          10,069            58,962
                                                   ----------------    ---------------  -------------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                       23,377          10,069            58,962
                                                   ----------------    ---------------  -------------------

NET INCREASE (DECREASE) IN CASH                                -               -                 -

CASH, beginning of year                                        -               -                 -
                                                   ----------------    ---------------  --------------------

CASH, end of year                                $             -    $          -       $         -
                                                   ================    ===============  ====================







                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


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

     There are no assurances that the Company can develop sources of revenues or obtain additional financing that may be required. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

c. Income Taxes - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities, using the effective tax rates in the years in which the difference are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax asset will not be realized. As of December 31, 2002, no deferred tax assets have been recorded as the realization of such asset would not be probable.

d. Loss per common share - Net loss per common share is based on weighted average number of shares outstanding.

e. New Accounting Pronouncements - In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. We do not believe that the adoption of SFAS No. 145 will have a material impact on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No.
     146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. Management does not expect the adoption of this Statement to have material impact on the Company's financial condition or results of operations.

     In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

3.  DUE TO SHAREHOLDER

     As of December 31, 2002, the Company owes $58,962 to the majority shareholder of the Company. Such advances are non-interest bearing and are due upon demand. These advances were utilized to fund the organization costs of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the findings of our accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The following table sets forth certain information concerning each of our directors and executive officers:

Name                           Age       Position

Robert G. Coutu                51        President, Vice President and Director

Fred Guarino                   56        Secretary, Treasurer and Director

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibits:

2        Stock Purchase Agreement*
3.0      Articles of Incorporation*
3.1      Amended Articles of Incorporation*
3.1(a)   Amendment to Amended Articles of Incorporation*
3.2      Bylaws*
99.1     Certification

*Previously filed.

Reports on Form 8-K

    Current Report on Form 8-K/A filed on September 23,
    2002 with respect to Item 4.

ITEM 14. CONTROLS AND PROCEDURES

Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of a date ("the Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Ocean Fresh Seafood Marketplace, Inc.

     Date: March 26, 2002 By: /s/ Robert G. Coutu
                                  --------------------------
                                  Robert G. Coutu, President

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
                   UNDER THE SECURITIES EXCHANGE ACT OF 1934,
                            AS AMENDED CERTIFICATIONS

                        I, Robert G. Coutu, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ocean Fresh Seafood Marketplace, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or otheremployees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003                    /s/ Robert G. Coutu
                                            --------------------------
                                            Robert G. Coutu, President