Form 10QSB
period 2003-03-31
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2003-05-15
CIK 1126579

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2003
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-31881

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                      -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Florida                              65-1103258
          State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization              Identification No.)

           1445 Wampanoag Trail, Suite 202, East Providence, RI 02915
               (Address of Principal Executive Office)       (Zip Code)

                                 (401) 437-0808
               (Registrant's telephone number including area code)

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

         The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 15, 2003 was 406,000 shares.

                      OCEAN FRESH SEAFOOD MARKET PLACE, INC
                                   FORM 10-QSB
                                 March 31, 2003

                                      INDEX
                                                                       PAGE
                                                                      NUMBER

PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

                           Balance Sheet                               F-2

                           Statement of Operations                     F-3

                           Statement of Cash Flows                     F-4

                           Notes to Financial Statements               F-5

Item 2.   Management's Discussion and Analysis or Plan of Operations     1

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                              2

Item 5.   Other information                                              2

Item 6.   Exhibits and reports on Form 8-K                               2

Signatures                                                               3

Certification                                                            4

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                      -------------------------------------
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                 March 31, 2003
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                          $       13,986
     Due to shareholder                                                59,474
                                                               ---------------
        Total current liabilities                                      73,460
                                                               ---------------

Stockholders' deficit:
     Common stock, $.001 par value; 50,000,000 authorized,
        406,000 issued and outstanding                                    406
     Additional paid-in capital                                         4,619
     Accumulated deficit                                              (78,485)
                                                               ---------------

        Total stockholders' deficit                                   (73,460)
                                                               ---------------

                                                               $         -
                                                               ===============


                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                                October 4, 1996
                                Three Months Ended March 31,      (inception)
                                ----------------------------        through
                                  2003             2002         March 31, 2003
                                -----------    -------------   ----------------


OPERATING EXPENSES              $    5,512     $       500      $      78,485
                                -----------    -------------    --------------

NET LOSS                        $   (5,512)    $      (500)     $     (78,485)
                                ===========    =============    ==============

NET LOSS PER WEIGHTED AVERAGE
     SHARES OUTSTANDING         $    (0.01)    $     (0.00)     $       (0.17)
                                ===========    =============    ==============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                   406,000         406,000            450,538
                                ===========    =============    ==============


                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  October 4,1996
                                     Three Months Ended March 31,   (inception)
                                     ----------------------------     through
                                        2003          2002        March 31, 2003
                                      ----------  -----------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                            $  (5,512)  $     (500)     $    (78,485)
  Adjustments ro reconcile net loss
   to net cash flows provided by
   (used in) operating activities:

  Common stock issued for services         -            -                5,025

  Changes in assets and liabilities:
       Increase (decrease) in accounts
        payable                           5,000       (2,333)           13,986

                                      ----------  -----------     --------------

NET CASH USED IN OPERATING ACTIVITIES      (512)      (2,833)          (59,474)
                                      ----------  -----------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from due to shareholder          512        2,833            59,474
                                      ----------  -----------     --------------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                      512        2,833            59,474
                                      ----------  -----------     --------------

NET INCREASE (DECREASE) IN CASH            -            -                 -

CASH, beginning of period                  -            -                 -
                                      ----------  -----------     --------------

CASH, end of period                   $           $     -         $       -
                                      ==========  ===========     ==============


                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003

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

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003, and the results of operations and cash flows for the three-month period ended March 31, 2003 and 2002, and from inception, October 4, 1996 through March 31, 2003 have been included.

         The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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

Results of Operations - January 1, 2003 - March 31, 2003 (unaudited)

         We generated no revenues during the first quarter ended March 31, 2003. Operating expenses were $5,512 for the quarter ended March 31, 2002 which includes $5,000 of accounting and auditing fees.

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

                                           Ocean Fresh Seafood Marketplace, Inc.



Date: May 15, 2003                         By:/s/ Robert G. Coutu
                                              ------------------------------
                                                  Robert G. Coutu, President

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Robert G. Coutu, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ocean Fresh Seafood Marketplace, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I (herein the "Certifying Officer") am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officer by others within the Company, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report the conclusions of the Certifying Officer about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officer has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

              a all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officer has indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                   By:/s/ Robert G. Coutu
                                          --------------------------
                                          Robert G. Coutu, President