Form 10QSB
period 2003-06-30
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2003-08-08
CIK 1126579

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2003
                                       OR

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

            1445 Wampanog Trail, Suite 202, East Providence, RI 02915
               (Address of Principal Executive Office) (Zip Code)

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

         The number of shares of registrant's Common Stock, $.001 par value, outstanding as of August 6, 2003 was 406,000 shares.

                      OCEAN FRESH SEAFOOD MARKET PLACE, INC
                                   FORM 10-QSB
                                  June 30, 2003

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

                     OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                  June 30, 2003
                                   (Unaudited)




                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                            $       13,986
     Due to shareholder                                                  62,124
                                                                 ---------------
        Total current liabilities                                        76,110
                                                                 ---------------

Stockholders' deficit:
     Common stock, $.001 par value; 50,000,000 authorized,
        406,000 issued and outstanding                                      406
     Additional paid-in capital                                           4,619
     Accumulated deficit                                                (81,135)
                                                                 ---------------

        Total stockholders' deficit                                     (76,110)
                                                                 ---------------

                                                                  $        -
                                                                 ===============












                        See notes to financial statements
                                       F-2

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended June 30,        Six Months Ended June 30,        October 4, 1996
                                               -----------------------------    ------------------------------   (inception) through
                                                    2003            2002            2003             2002          June 30, 2003
                                               ---------------   -----------    --------------   -------------   -------------------


OPERATING EXPENSES                             $        2,650         2,425             8,162           2,925                81,135
                                               ---------------   -----------    --------------   -------------   -------------------

NET LOSS                                       $       (2,650)   $   (2,425)    $      (8,162)   $     (2,925)              (81,135)
                                               ===============   ===========    ==============   =============   ===================

NET LOSS PER WEIGHTED AVERAGE
     SHARES OUTSTANDING                        $        (0.01)   $    (0.01)    $       (0.02)   $      (0.01)                (0.18)
                                               ===============   ===========    ==============   =============   ===================

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                      406,000       406,000           406,000         406,000               446,827
                                               ===============   ===========    ==============   =============   ===================














                        See notes to financial statements
                                       F-3

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)


                                                                   Six Months Ended June 30,             October 4, 1996
                                                               -----------------------------------     (inception) through
                                                                      2003               2002              June 30, 2003
                                                               -----------------   ---------------     --------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $         (8,162)   $       (2,925)     $           (81,135)
     Adjustments ro reconcile net loss to net cash flows
     provided by (used in) operating activities:

     Common stock issued for services                                     -                 -                       5,025

     Changes in assets and liabilities:
          Increase (decrease) in accounts payable                        5,000            (5,500)                  13,986

                                                              -----------------   ---------------     --------------------

NET CASH USED IN OPERATING ACTIVITIES                                   (3,162)           (8,425)                 (62,124)
                                                              -----------------   ---------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from due to shareholder                                    3,162             8,425                   62,124
                                                              -----------------   ---------------     --------------------

NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                                3,162             8,425                   62,124
                                                              -----------------   ---------------     --------------------

NET INCREASE (DECREASE) IN CASH                                           -                 -                        -

CASH, beginning of period                                                 -                 -                        -
                                                              -----------------   ---------------     --------------------

CASH, end of period                                           $           -       $         -         $              -
                                                              =================   ===============     ====================










                        See notes to financial statements
                                       F-4

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2003

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

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2003, and the results of operations and cash flows for the six-month period ended June 30, 2003 and 2002, and from inception, October 4, 1996 through June 30, 2003 have been included.

         The results of operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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

Results of Operations - January 1, 2003 - June 30, 2003 (unaudited)

         We generated no revenues during the six months ended June 30, 2003. Operating expenses were $8,162 for the six months ended June 30, 2003.

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

Item 3. Controls and Procedures

a)       Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

         There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.


PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

                           None

Item 5.  OTHER INFORMATION

                           None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                      (a) Exhibits required by Item 601 of Regulation S-B:

                      The following exhibits are filed as part of this report:

                      Exhibits:

                      Exhibit No. 31 - Certification pursuant to Section 302 of
                                       the Sarbanes-Oxley Act of 2002

                      Exhibit No. 32 - Certification pursuant to Section 906 of
                                       the Sarbanes-Oxley Act of 2002

                      Reports on Form 8-K

                      None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Ocean Fresh Seafood Marketplace, Inc.


Date: August 8, 2003                       By:/s/ Robert G. Coutu
                                           -------------------------------------
                                                  Robert G. Coutu, President