Form 10QSB
period 2003-09-30
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2003-11-20
CIK 1126579

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2003
                                       OR

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

         The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 11, 2003 was 406,000 shares.

                      OCEAN FRESH SEAFOOD MARKET PLACE, INC
                                   FORM 10-QSB
                               September 30, 2003

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

                           OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                              (A Development Stage Enterprise)

                                       BALANCE SHEET

                               September 30, 2003
                                        (Unaudited)



                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                         $          15,486
     Due to shareholder                                                  62,124
                                                                 ---------------
        Total current liabilities                                        77,610
                                                                 ---------------

Stockholders' deficit:
     Common stock, $.001 par value; 50,000,000 authorized,
        406,000 issued and outstanding                                      406
     Additional paid-in capital                                           4,619
     Accumulated deficit                                                (82,635)
                                                                 ---------------

        Total stockholders' deficit                                     (77,610)
                                                                 ---------------

                                                              $               -
                                                                 ===============















                        See notes to financial statements
                                       F-2

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three Months Ended September 30,     Nine Months Ended September 30,        October 4, 1996
                                   ----------------------------------   ---------------------------------   (inception) through
                                        2003               2002              2003              2002          September 30, 2003
                                   ----------------   ---------------   ---------------   ---------------   ---------------------


OPERATING EXPENSES             $             1,500 $               - $           9,662 $           2,925                  82,635
                                   ----------------   ---------------   ---------------   ---------------   ---------------------

NET LOSS                       $            (1,500)$               - $          (9,662)$          (2,925)                (82,635)
                                   ================   ===============   ===============   ===============   =====================

NET LOSS PER WEIGHTED AVERAGE
     SHARES OUTSTANDING        $             (0.00)$            0.00 $           (0.02)$           (0.01)                  (0.18)
                                   ================   ===============   ===============   ===============   =====================

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                           406,000           406,000           406,000           406,000                 447,357
                                   ================   ===============   ===============   ===============   =====================











                        See notes to financial statements

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Nine Months Ended September 30,           October 4, 1996
                                                              --------------------------------------     (inception) through
                                                                    2003                 2002            September 30, 2003
                                                              ------------------    ----------------   -----------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $              (9,662)$            (2,925)$                 (82,635)
     Adjustments ro reconcile net loss to net cash flows
     provided by (used in) operating activities:

     Common stock issued for services                                         -                   -                     5,025

     Changes in assets and liabilities:
          Increase (decrease) in accounts payable                         6,500              (5,500)                   15,486

                                                              ------------------    ----------------   -----------------------

NET CASH USED IN OPERATING ACTIVITIES                                    (3,162)             (8,425)                  (62,124)
                                                              ------------------    ----------------   -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from due to shareholder                                     3,162               8,425                    62,124
                                                              ------------------    ----------------   -----------------------

NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                                 3,162               8,425                    62,124
                                                              ------------------    ----------------   -----------------------

NET INCREASE (DECREASE) IN CASH                                               -                   -                         -

CASH, beginning of period                                                           -                  -                           -
                                                              ------------------    ----------------   -----------------------

CASH, end of period                                       $                      $  -                $ -                           -
                                                              ==================    ================   =======================










                        See notes to financial statements
                                       F-4

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

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

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2003, and the results of operations and cash flows for the nine-month period ended September 30, 2003 and 2002, and from inception, October 4, 1996 through September 30, 2003 have been included.

         The results of operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations - January 1, 2002 - September 30, 2002 (unaudited)

         We generated no revenues during the nine months ended September 30, 2002. Operating expenses were $2,925 for the nine months ended September 30, 2002.

Results of Operations - January 1, 2003 - September 30, 2003 (unaudited)

         We generated no revenues during the nine months ended September 30, 2003. Operating expenses were $9,662 for the nine months ended September 30, 2003.

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


                                        Ocean Fresh Seafood Marketplace, Inc.


Date: November  19, 2003              By:/s/ Robert G. Coutu
                                             ---------------------------
                                             Robert G. Coutu, President