Form 10KSB
period 2003-12-31
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2004-08-27
CIK 1126579

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 17, 2004: 406,000 shares of Common Stock.
                       DOCUMENTS INCORPORATED BY REFERENCE

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

Item 8a.      Controls and Procedures

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.      Executive Compensation

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management

Item 12.      Certain Relationships and Related Transactions

PART IV

Item 13.      Exhibits, Lists and Reports on Form 8-K

Item 14.      Principal Accountant Fees and Services

Signatures

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

As of December 31, 2003, there were approximately 27 holders of our common stock.

We are authorized to issue 750,000,000 shares of common stock, $.001 par value, of which 406,000 shares were issued and outstanding as of March 17, 2004.

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

                         INDEX TO FINANCIAL STATEMENTS

                     OCEAN FRESH SEAFOOD MARKETPLACE, INC.

Independent Auditors' Report                                    F-2

Balance Sheet                                                   F-3

Statements of Operations                                        F-4

Statement of Stockholders' Deficit                              F-5

Statements of Cash Flows                                        F-6

Notes to Financial Statements                                F-7 - F-10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Ocean Fresh Seafood Marketplace, Inc.

         We have audited the accompanying balance sheet of Ocean Fresh Seafood Marketplace, Inc. (a development stage enterprise), as of December 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Fresh Seafood Marketplace, Inc. (a development stage enterprise), as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
March 18, 2004

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 2003



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable and accrued expenses                $             39,136
      Due to shareholder                                                 62,124
                                                               -----------------
          Total current liabilities                                     101,260
                                                               -----------------

Stockholders' deficit:
      Common stock, $.001 par value;
          750,000,000 authorized,
          406,000 issued and outstanding                                    406
      Additional paid-in capital                                          4,619
      Accumulated deficit                                              (106,285)
                                                               -----------------

          Total stockholders' deficit                                  (101,260)
                                                               -----------------

                                                          $                  -
                                                               =================











                        See notes to financial statements
                                       F-3

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                                                                      October 4, 1996
                                                               Year Ended December 31,              (inception) through
                                                         -------------------------------------
                                                               2003                2002              December 31, 2003
                                                         -----------------    ----------------    ------------------------
                                                                                                        (Unaudited)


OPERATING EXPENSES                                   $             33,312  $           10,163  $                  106,285
                                                         -----------------    ----------------    ------------------------

NET LOSS                                             $            (33,312) $          (10,163) $                 (106,285)
                                                         =================    ================    ========================

NET LOSS PER WEIGHTED AVERAGE
     SHARES OUTSTANDING -
     Basic and diluted                               $                 (0) $               (0) $                       (0)
                                                         =================    ================    ========================

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                                  406,000             406,000                     452,946
                                                         =================    ================    ========================












                        See notes to financial statements
                                       F-4

                      OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT



                                                           Common stock            Additional                              Total
                                                 -----------------------------      Paid-In         Accumulated        Stockholders'
                                                    Shares          Amount          Capital          Deficit             Deficit
                                                 -------------   -------------    ------------    ---------------   ----------------

Balance, December 31, 2001                            406,000  $          406  $        4,619  $         (62,810) $         (57,785)

Net loss                                                    -               -               -            (10,163)           (10,163)
                                                 -------------   -------------    ------------    ---------------   ----------------

Balance, December 31, 2002                            406,000             406           4,619            (72,973)           (67,948)

Net loss                                                    -               -               -            (33,312)           (33,312)
                                                 -------------   -------------    ------------    ---------------   ----------------

Balance, December 31, 2003                            406,000  $          406  $        4,619  $        (106,285) $        (101,260)
                                                 =============   =============    ============    ===============   ================








                        See notes to financial statements
                                       F-5

                                   OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                                      (A Development Stage Enterprise)

                                          STATEMENTS OF CASH FLOWS


                                                            Year Ended December 31,        October 4, 1996
                                                         ------------------------------  (inception) through
                                                             2003             2002        December 31, 2003
                                                         --------------   -------------   -------------------
                                                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          $        (33,312) $      (10,163) $           (106,285)
    Adjustments ro reconcile
     net loss to net cash flows
     used in operating activities:

    Common stock issued for services                                 -               -                 5,025

    Changes in assets and liabilities:
        Increase (decrease) in accounts payable                 30,150         (13,214)               39,136
                                                         --------------   -------------   -------------------

NET CASH USED IN OPERATING ACTIVITIES                           (3,162)        (23,377)              (62,124)
                                                         --------------   -------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from shareholder                                    3,162          23,377                62,124
                                                         --------------   -------------   -------------------

NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                         3,162          23,377                62,124
                                                         --------------   -------------   -------------------

NET INCREASE (DECREASE) IN CASH                                      -               -                     -

CASH, beginning of year                                              -               -                     -
                                                         --------------   -------------   -------------------

CASH, end of year                                     $              -  $            -  $                  -
                                                         ==============   =============   ===================










                        See notes to financial statements

                     OCEAN FRESH SEAFOOD MARKETPLACE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



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

c. Income Taxes - The Company recognizes deferred tax assets and liabilities based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities, using the effective tax rates in the years in which the difference are expected to reverse. A valuation allowance related to deferred tax assets is also recorded when it is probable that some or all of the deferred tax asset will not be realized. As of December 31, 2003, no deferred tax assets have been recorded as the realization of such asset would not be probable.

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


3.       DUE TO SHAREHOLDER

         As of December 31, 2003, the Company owes $62,124 to the majority shareholder of the Company. Such advances are non-interest bearing and are due upon demand. These advances were utilized to fund the organization costs of the Company.

4.       SUBSEQUENT EVENT

         In 2004, the Company has entered into an Agreement and Plan of Merger with International Builders Limited ("IBL"). The merger will be treated as a reverse merger with the Company being the surviving corporation.

         Terms of the Merger

          a) The Company's shareholders will be allowed via the Merger to exchange, on a one for one basis, all their issued and outstanding shares of Common Stock for shares of IBL Class A Common Stock . Shares of the Company's Common Stock not exchanged for IBL Class A Common Stock shall be exchanged for Class A Common Stock of the surviving corporation.

          b) In addition to any other provisions of this Agreement, seven per cent (7%) or 425,562 shares, whichever is greater, of the surviving corporation's issued and outstanding Class A Common Stock (6,079,462) shall be provided to the following parties in the following allotments:

               1) Odette Holdings, Ltd. Shall receive 325,562;

               2) Fred Guarino shall receive 20,000 shares; and

               3) Gion Limited shall receive the remaining 80,000 shares. Odette Holdings, Ltd. shall also receive any excess in the event seven per cent (7%) of the surviving corporation's issued and outstanding Class A Common Stock exceeds 425,562 shares.

          c) IBL agrees to pay Mr. Coutu additional consideration in the amount of $35,000 within 45 days after the date the Merger is effective.

          d) IBL will within 20 days after the Merger closes pay off OFSM's payables that are outstanding at the time of the Merger. The amount to be paid by IBL shall not exceed $35,000.

          e) IBL agrees to have the Form 15C211 filed with the Securities Exchange Commission (SEC) within 20 days after the Merger closes. If the Form 15C211 is not filed with the SEC within 20days IBL agrees to issue Mr. Coutu 50,000 additional shares of Class A Common Stock.

          f) Immediately after the merger the $62,124 liability recorded as "due to shareholder " on the Company's Financial Statements will be converted into equity to purchase Class A Common Stock in the surviving Corporation. The shares will be purchased at the most recent purchase price that accredited investors have purchased IBL Class A Common Stock, which is $2.00 per share.

          g) The parties acknowledge that IBL has two classes of stock. Class A Common Stock and Class B Common Stock, and that Class B Common Stock has special voting rights. In matters to be decided by shareholder vote Class A Shareholders have one (1) vote per share owned and Class B shareholders have 10 votes per share owned. The parties further acknowledge that Mr. Jerome Crawford the Chairman and Chief Executive Officer of IBL is the only IBL shareholder who owns Class B Common Stock. The parties agree that subsequent to the Amendment of the Articles of Incorporation of the Company to provide for the issuance of Class B Common Stock , Mr. Crawford will be issued five hundred thousand (500,000) shares of Class B Common Stock. The five hundred thousand shares of Class B Common Stock that Mr. Crawford will receive is the equivalent amount of Class B Common Stock that Mr. Crawford currently owns in IBL.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the findings of our accountants.

ITEM 8a.  CONTROLS AND PROCEDURES

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2003 regarding beneficial ownership of our common stock by (1) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (2) by each director and executive officer and (3) by all executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The address for each individual is 8051 N.W. 36th Street, Miami, Florida 33166.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2002 we owed approximately $62,000 to Mr. Robert Coutu, our executive officer and majority shareholder, due from advances to our company. These advances are non interest bearing and are due upon demand.

                                    PART IV

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibits:

2        Stock Purchase Agreement*
3.0      Articles of Incorporation*
3.1      Amended Articles of Incorporation*
3.1(a)   Amendment to Amended Articles of Incorporation*
3.2      Bylaws*
99.1     Certification

*Previously filed.



Reports on Form 8-K

    None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the calendar years ended 2002 and 2003, auditors received $5,000 and $5,000 respectively for their audits and reviews of each 10-QSB

Other than as disclosed herein, auditors did not receive any other monies from Issuer (nor accrue any monies due) since no other serves were rendered.




                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Ocean Fresh Seafood Marketplace, Inc.


Date: August 23, 2004           By: /s/ Robert G. Coutu
                                        -------------------------
                                        Robert G. Coutu, President