Form 10QSB
period 2004-03-31
OCEAN FRESH SEAFOOD MARKETPLACE INC
filed 2005-07-06
CIK 1126579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-31881

                      International Builders Limited, Inc.
        (Exact name of small business issuer as specified in its charter)


               FLORIDA                                 65-0704155
    (State or other jurisdiction                     (IRS Employer
        of incorporation)                           Identification No.)

    4540 Kearny Villa Road, Suite 104, San Diego, CA              92123
       (Address of principal executive offices)                 (Zip Code)

                                 (858) 541-2571
                 Issuer's telephone number, including area code

      1445 Wampanoag Trail, Suite 202, East Providence, RI       02915
        (Former address of principal executive offices)        (Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes       No  |X|

Transitional Small Business Disclosure Format:             Yes       No  |X|

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "intend," "plan," "estimate," "expect" or "anticipate" will occur and other similar statements), you must remember that our expectations may not turn out to be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. You should not place undue reliance on these forward-looking statements. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

        o significant uncertainty inherent in the mobile entertainment services industry;
        o our ability to obtain future financing or funds when needed;
        o our ability to successfully obtain a diverse customer base;
        o our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
        o our ability to respond to new developments in technology and new applications of existing technology before our competitors;
        o our ability to develop, maintain and enhance our strategic relationships with wireless carriers, handset distributors, key streaming media technology companies and content providers; and
        o our ability to design and execute a successful business strategy.

     This document should be read in conjunction with our Annual Report on Form 10-KSB. You should carefully consider carefully the statements under "Risk Factors" in our Form 10-KSB, which address additional factors that could cause our actual results to differ from those, set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

     All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

     The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     In this document, the words "we," "our" and "us" refer to International Builders Limited, Inc., unless the context otherwise requires.

                      INTERNATIONAL BUILDERS LIMITED, INC.


                              Index to Form 10-QSB


PART I - FINANCIAL INFORMATION


           Disclosure Regarding Forward-Looking Statements                 ii

           Item 1.    Financial Statements

           Historical Financial Statements

           Balance Sheet (Unaudited)                                       1

           Statements of Operations (Unaudited)                            2

           Statements of Cash Flows (Unaudited)                            3

           Notes to Financial Statements (Unaudited)                       4-19

           Item 2.    Management's Discussion and Analysis
                      or Plan of Operation                                 20-21

           Item 3.    Controls and Procedures                              21


PART II - OTHER INFORMATION


           Item 1.    Legal Proceedings                                    21

           Item 2.    Unregistered Sales of Equity Securities
                      and Use of Proceeds                                  22

           Item 3.    Defaults Upon Senior Securities                      22

           Item 4.    Submission of Matters to a Vote of
                      Security Holders                                     22

           Item 5.    Other Information                                    22

           Item 6.    Exhibits                                             22

           Signatures                                                      23

                       INTERNATIONAL BUILDERS LIMITED, INC
                         ( A Development Stage Company)
                                  BALANCE SHEET
                              As of March 31, 2004
                                   (Unaudited)



        ASSETS
      Current assets:
      Cash and cash equivalents                                    $     23,915
      Advances to employees                                               9,336
      Prepaid expenses                                                    1,600
                                                                   -------------

      Total current assets                                               34,851

      Property and equipment, net                                         4,244

      Other assets:
      Construction-in-progress                                            7,600
      Deposits and options on land acquisition                          166,800
      Notes receivable, long-term                                       183,556
                                                                   -------------
                                                                        357,956
                                                                   -------------
      Total assets                                                 $    397,051
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

      Current liabilities:
      Accounts payable                                             $    120,543
      Revolving credit                                                   12,818
      Accrued payroll and related                                       184,474
      Accrued expenses                                                   80,843
      Due to Shareholder                                                 97,124
      Due to Joint Venture                                               59,641
                                                                   -------------
           Total current liabilities                                    555,443

      Notes payable, long-term                                          662,557
                                                                   -------------
           Total liabilities                                          1,218,000
                                                                   -------------


      Stockholders' Deficit:
      Class  A  Common Stock - $0.01 par value; 15,000,000
      shares authorized; 6,165,024 issued and outstanding                61,651
      Class B Common stock - $0.01par value; 1,000,000
          shares authorized; 500,000 shares issued
          and outstanding                                                 5,000
      Additional paid-in capital                                        459,590
      Accumulated other comprehensive income                             10,831
      Deficit accumulated during development stage                   (1,358,021)
                                                                   -------------
      Total stockholders' deficit                                      (820,949)
                                                                   -------------
      Total liabilities and stockholders' deficit                  $    397,051
                                                                   =============



The Notes to the Financial Statements are an integral part of these statements.

                       INTERNATIONAL BUILDERS LIMITED, INC
                         ( A Development Stage Company)
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
   For Three Months Ended March 31, 2004 and 2003 and for the period April 1,
                    2001 (Inception) through March 31, 2004
                                   (Unaudited)


                                                                                      April 1, 2001
                                                   Three Months      Three Months      (Inception)
                                                      Ended             Ended            through
                                                     March 31,        March 31,          March 31,
                                                      2004               2003              2004
                                                  --------------    --------------   ---------------
      Revenues                                    $           -     $           -    $      124,687

      Cost of goods sold                                      -                 -           (99,640)
                                                  --------------    --------------   ---------------
      Gross margin                                            -                 -            25,047


      General and Administrative Expenses:
      Payroll and related costs                          71,233            50,316           512,309
      Professional services                               7,210            23,858           250,238
      Travel expense                                     12,330             6,597            99,755
      Office supplies                                     1,529               407            13,695
      Rent                                                8,780             3,200            89,469
      Telephone                                           2,302               618            29,203
      Other                                               3,129             2,469            40,864
                                                  --------------    --------------   ---------------
      Total general and administrative expenses         106,513            87,465         1,035,533
                                                  --------------    --------------   ---------------
      Net operating loss                               (106,513)          (87,465)       (1,010,486)

      Other income / (expense)
      Equity interest in Joint Venture net loss          (6,729)                -          (104,323)
      Interest expense and related
         payment penalties                              (21,540)             (993)         (241,372)
      Other                                                   -                 -            (1,840)
                                                  --------------    --------------   ---------------
      Total other income (expense)                      (28,269)             (993)         (347,535)
                                                  --------------    --------------   ---------------
      Net loss                                         (134,782)          (88,458)       (1,358,021)

      Other comprehensive income:
      Foreign currency translation adjustment               183                 -            10,831
                                                  --------------    --------------   ---------------

      Total comprehensive loss                    $    (134,599)    $     (88,458)   $   (1,347,190)
                                                  ==============    ==============   ===============

      Basic and diluted net loss per share        $       (0.02)    $       (0.02)   $        (0.25)
                                                  ==============    ==============   ===============

      Weighted average shares used in calculating
      basic and diluted net loss per share            5,687,286         5,301,816         5,293,648
                                                  ==============    ==============   ===============

The Notes to the Financial Statements are an integral part of these statements.

                      INTERNATIONAL BUILDERS LIMITED, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                   For Three Months Ended March 31, 2004 and
        for the period April 1, 2001 (Inception) through March 31, 2004
                                   (Unaudited)


                                                                                                April 1, 2001
                                                             Three Months      Three Months      (Inception)
                                                                Ended             Ended            through
                                                              March 31,        March 31,          March 31,
                                                                2004               2003              2004
                                                            --------------    --------------   ---------------
      Cash Flows from Operating Activities:
      Net income / (loss)                                   $    (134,782)    $     (88,458)   $   (1,358,021)
      Adjustments to reconcile net loss to
        net cash used by operating activities:
         Depreciation on property and equipment                       251                 -               751
            Value of unexercised stock options
              granted to an outside director                            -                 -             3,800
      Issuance of common stock for services                             -                 -            29,700
      Issuance of warrants to pay loan fees                             -                 -           145,228
      Issuance of common stock to pay interest on notes                 -                 -            14,056
         Equity interest in joint venture net loss                    183                 -            97,777
      Changes in operating assets and liabilities:                      -                 -                 -
         (Increase) decrease in receivables and
             accrued interest income                               (9,336)                -            (9,968)
         (Increase) decrease in prepaid expenses and deposits           -               (75)           (1,600)
         Increase (decrease) in accounts payable                   (3,166)           23,206            81,408
         Increase (decrease) in accrued expenses                   22,867               938           116,319
         Increase in accrued payroll and related                   35,800            29,582           148,997
                                                            --------------    --------------   ---------------
           Net cash used by operating activities                  (88,183)          (34,807)         (731,553)
                                                            --------------    --------------   ---------------

      Cash Flows from Investing Activities:
      Deposit and options for land acquisition                     (2,000)          (36,000)         (174,400)
      Purchases of property and equipment                               -                 -            (4,994)
      Acquisition of equity interest in joint venture                   -                 -           (14,225)
      Advances made to joint venture                                5,925             8,114           (13,081)
      Increase in notes and interest receivable                   (98,552)                -          (182,923)
                                                            --------------    --------------   ---------------
              Net cash used by investing activities               (94,627)          (27,886)         (389,623)
                                                            --------------    --------------   ---------------

      Cash Flows from Financing Activities:
      Proceeds from loans                                         206,669            64,067         1,039,507
      Proceeds from the issuance of common stock                        -                 -           105,000
      Proceeds from due to shareholder related to merger            4,137               512             4,137
      Increase in revolving credit                                    392                 -            12,818
      Repayment of short-term loans                                (2,700)           (2,037)          (12,874)
      Payment of subscription costs                                (2,189)                -            (3,497)
                                                            --------------    --------------   ---------------
             Net cash provided by financing activities            206,309            62,542         1,145,091
                                                            --------------    --------------   ---------------

      Net increase / (decrease) in cash for the period             23,499              (151)           23,915
      Cash at the beginning of the period                             416               151                 -
                                                            --------------    --------------   ---------------
      Cash at the end of the period                         $      23,915     $           -    $       23,915
                                                            ==============    ==============   ===============

      Supplemental Disclosure of Cash Flow Information
      Non-cash investing and financing transactions:
      Issuance of common stock as repayment of notes        $           -     $           -    $      364,077
                                                            ==============    ==============   ===============
      Issuance of common stock as payment of
         interest on notes                                  $           -     $           -    $       14,056
                                                            ==============    ==============   ===============
      Issuance of warrants as payment of loan fees          $           -     $           -    $      145,228
                                                            ==============    ==============   ===============
      Issuance of common stock to convert due
         to shareholder                                     $           -     $     (73,460)   $            -
                                                            ==============    ==============   ===============
      Assumption of liabilities related to reverse merger   $    (132,123)    $           -    $     (132,123)
                                                            ==============    ==============   ===============
      Interest paid                                         $         909     $           -    $        1,058
                                                            ==============    ==============   ===============


The Notes to the Financial Statements are an integral part of these statements.

                      INTERNATIONAL BUILDERS LIMITED, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
         ---------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Business

          International Builders Limited, Inc. a Florida Corporation was originally incorporated on October 4, 1996 under the name of Elm Tree Capital Corp. and has undergone various name changes since its inception before changing its name to Ocean Fresh Seafood Marketplace, Inc. (OFSM) on October 27, 1999. Other than organizational activities, the Company existed only as a non-operating public corporation and had not conducted any operational activities since its incorporation until it completed a merger on March 11, 2004, with International Builders Limited, ("IBL" or "the Company") a non-public Delaware Corporation, formed in April 2001 and incorporated on October 11, 2001. The transaction was treated as a reverse merger with OFSM the surviving entity. Upon completion of the reverse merger, the Officers and Directors of OFSM resigned were replaced by the Officers and Directors of IBL who were approved by a majority of the shareholders of the surviving corporation and, OFSM changed its name to International Builders Limited, Inc. ("IBL").

          On a post-merger basis, the former IBL shareholders hold a majority of the outstanding stock of the surviving entity on a voting and diluted basis. As a result, IBL will be deemed the acquirer for accounting purposes. Accordingly, the financial statements to be presented, beginning with the period ending March 31, 2004, will be those of IBL for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of IBL prior to the acquisition will be retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of OFSM `s and IBL's common stock with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (IBL) will be carried forward after the acquisition. Operating results for the three months ended March 31, 2004are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


          Development Stage Company

          The Company initially plans to conduct its construction and real estate development operations in Tunica, Mississippi and in Receife, Brazil through a joint venture. It has invested in the design of a construction system for residential application using light gauge steel framing. The Company also utilizes lumber as a primary material in the construction of homes. To date, there has not been any significant recognition of revenue. Management has been devoted primarily to administrative functions, negotiating contracts, obtaining financing and raising capital thus, the Company is still considered to be in the development stage.


          Other Investments

          Investments in common stock representing 20%-50% ownership and corporate joint ventures and partnerships in which the Company exercises significant influence are reflected at cost plus equity in the undistributed net earnings (losses) since acquisition.

          Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-QSB for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

          Cash and Cash Equivalents

          Cash equivalents consist of highly liquid investments with an original maturity of three months or less.

          Property and Equipment

          Property and equipment is depreciated over the estimated useful lives of the related assets using the straight-line depreciation method. The estimated lives are generally three to five years.

          Revenue and Cost Recognition

          Revenues and expenses from real estate sales contracts are recognized under the percentage of completion method of accounting measured by the ratio of costs incurred to date to management's estimates of total anticipated costs. Such amounts necessarily are based on estimates, and the uncertainty inherent in the estimates is reduced progressively as work on the contract nears completion.

          Selling and other operating costs are expensed as incurred. If estimated total costs for a contract indicates a loss, the Company provides currently for the total anticipated loss on the contract. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

          Net Loss Per Share

          Basic and diluted net loss per share has been computed in accordance with SFAS No. 128, Earnings Per Share, using the weighted average number of shares of common stock outstanding during the period. Warrants and stock options were not used in the calculation of dilutive net loss per share because the effect would be anti-dilutive.

          Compensated Absences

          Employees' vacation benefits are recognized in the period earned. Sick and personal time is recognized when actually paid.

          Comprehensive Income

          The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements.
          Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments are reported, net of their related tax effect, to arrive at comprehensive income.

          Stock-Based Compensation

          The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

          Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the financial position and results of operations as a whole, the actual amounts of these estimates, when known, will often vary from these estimates.

          Income Taxes

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

          Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share Based Payment" ("SFAS 123R") which (i) revises SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related implementation guidance, and
          (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in fiscal 2006. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS 123R will have a material negative impact on our results of operations.


NOTE 2 -  MANAGEMENT PLANS

          As reported in the financial statements, the Company has incurred losses of $1,358,021, from inception through March 31, 2004. The Company's stockholders' deficiency was $820,949 and its current liabilities exceeded its current assets by $520,592. Additionally, even though the Company has been able to satisfy obligations for certain operating expenses by issuing shares of the Company's common stock and obtaining advances from a related party (see Note 3), operating activities generated negative cash flows aggregating $88,183 for the three months ended March 31, 2004. These factors and others, raise substantial doubt about the Company's ability to continue as a going concern.

          In order to continue as a going concern, and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include raising additional capital through sales of common stock to accredited investors, operating loans from banks and private lenders and generating revenue through its new businesses. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph, and secure other sources of financing, and attain profitable operations. Management believes that the proceeds from the sale of stock to accredited investors, and cash generated from its new businesses will be adequate to meet the Company's operating requirements commencing during the first quarter of 2005. Until such time, the Company continues to rely on funds provided by the sale of equity securities and short-term loans to meet its operating needs. The financial statements do not include the adjustments that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following:

            ----------------------------------------- --------------
                                                         March 31,
                                                           2004
            ----------------------------------------- --------------
              Office furniture                        $     3,876
              Computer equipment                            1,119
                                                      --------------
                                                            4,995
              Accumulated depreciation                      ( 751)
                                                      --------------
                                                      $     4,244
                                                      --------------

          Depreciation expense was $251 and $0 for three months ended March 31, 2004 and 2003, respectively.


NOTE 4 -  NOTES RECEIVABLE, LONG-TERM AND SIGNIFICANT ESTIMATE

          As of March 31, 2004, the Company had loaned a total of $180,555 to a limited liability company that is in the development stage and had accrued interest totaling $3,001 on the loan. The borrower is in the process of opening a new restaurant in downtown San Diego and the principals of the borrower have a history of success in similar ventures.

          Management believes that the venture is proceeding according to its plan and, as of the date of the financial statements, estimates that the entire carrying amount will be collectible and that no reserve is necessary. Because the borrower is in its development stage, it is reasonably possible that the borrower's circumstances may change in the near term and that, as a result, management might significantly reduce its estimate of the amount the Company will be able to collect.



NOTE 5 -  DUE TO SHAREHOLDER

          As of March 31, 2004, the Company owes $97,124 to a principal shareholder of the Company. Of this amount, $62,124 was advances to fund organizational costs of the Company prior to the reverse merger on March 11, 2004. These advances are non-interest bearing and are due upon demand. The remaining balance of $35,000 is additional consideration the Company agreed to pay in connection with the reverse merger.



NOTE 6 -  NOTES PAYABLE

          As of March 31, 2004 notes payable consisted of the following:
          ----------------------------------------------------------------------

          Notes payable to various shareholders of the corporation;
          interest at 10% per annum; principal and interest due in
          full on October 18, 2005. Issued with warrants for a total of 1,850,000 class A common shares, exercisable at $2.00
          per share.                                                  $ 451,178
          ----------------------------------------------------------------------
          Note payable to various  shareholders,  interest at 10%
          per annum,  principal  and interest due in full on
          October 18, 2005.                                               5,841
          ----------------------------------------------------------------------

          Note  payable to an  unrelated  party,  interest at 10%
          per annum,  principal  and interest due in full on
          October 18, 2005.                                               1,569
          ----------------------------------------------------------------------
          Note  payable to various shareholders of the corporation,
          interest  at 10% per annum, principal and interest due
          in full on October 18, 2005.                                  203,969
          ----------------------------------------------------------------------
                                                                        662,557
          ----------------------------------------------------------------------
          Less current portion                                            (0.00)
          ----------------------------------------------------------------------
          Long-term portion                                           $ 662,557
          ----------------------------------------------------------------------

          Future minimum principal payments on notes payable are as follows:
          ------------------------------------------------------------------
              Year ending December 31,
          ------------------------------------------------
                    2004                    $       0
          ------------------------------------------------
                    2005                      662,557
          ------------------------------------------------
                    2006
          ------------------------------------------------
                    2007
          ------------------------------------------------
                    2008
          ------------------------------------------------
                                            $   662,557
          ------------------------------------------------


NOTE 7 -  INVESTMENT IN JOINT VENTURE

          During 2001, the Company entered into a joint venture (the "Venture") with Caenco Construcoes Ltda ("CCL") for the construction and sale of steel framed homes in Brazil The name of the entity is Caenco/IBL. The Company has a 50% ownership interest in the joint venture. The joint venture is reflected on the accompanying balance sheet and income statement using the equity method of accounting. The following is a summary of the joint ventures' financial position and results of operations:

                                                                    (Unaudited)
             Financial Position:
                      Total assets                                 $         17
                      Total liabilities                                 (59,658)
                                                                   -------------
                    Net assets                                     $    (59,641)
                                                                   -------------

                    Results of operations:
                    Construction revenues                          $
                    Gen, Admin, & other expenses                         (6,729)
                    Net loss                                             (6,729)

                    Company's interest in net loss                 $     (6,729)

                    Investment  in joint venture                   $          -

                    Carrying Value of Investment:
                    Common Stock                                   $     14,225
                    Loans                                                19,626
                    Share of Losses                                    (104,323)
                                                                   -------------
                       Subtotal                                         (70,472)
                    Foreign currency translation adjustment              10,831
                                                                   -------------
                    Adjusted basis of investment in joint venture  $    (59,641)

          The Company has agreed to loan the joint venture funds as needed for its initial start-up and working capital requirements until the joint venture is self-supporting from its own cash flows. Before computing the amount of income or profits available for distribution the Company will be reimbursed for any start-up and working capital loans advanced to the joint venture. As of March 31, 2004 the Company was due $
          19,626. Profits and losses of the joint venture are to be allocated 60% to the Company and 40% to CCL once the initial losses funded by the Company (IBL) have been recovered. Until that time, the Company is recognizing 100% of the losses of the Joint Venture.


NOTE 8 -  COMMITMENTS

          The Company has formal employment agreements between the Company, executive personnel and senior management. According to the terms of each of their respective contracts, each employee is entitled to receive increases in their annual base salary at least annually, on their anniversary date. The amount of the increase shall be determined by the Board or a committee approved by the Board: The term for each contract is five years. The initial reduced annual salaries agreed upon by the Officers and Senior Management are as follows:

               Position / Title                     Annual Salary
          -----------------------------------   ----------------------
           Chairman and C E O                          $90,000
          -----------------------------------   ----------------------
           Senior Vice President/ Treasurer            $72,000
          -----------------------------------   ----------------------
           Project Manager                             $72,000
          -----------------------------------   ----------------------


NOTE 9 -  CAPITAL

          The authorized number of shares of common stock of the Company is 16,000,000, consisting of: 15,000,000 class A common shares, $0.01 par value and, 1,000,000 class B common shares, $0.01 par value.

          Class A Common Shares

          The class A and class B common shares are equal in all respects except that the Class A Common Shares have one vote per share (as compared to 10 votes per share for the Class B common shares). Holders of Class A common stock are entitled to elect 25% of the members of the Company's Board of Directors and shall have exclusive authority to remove such Class A Directors (as compared to the right of the holders of Class B common stock to elect and remove 75% of the Company's Board of Directors). Class A holders are not entitled to vote cumulatively for the election of Directors, nor do they have redemption, conversion, preemptive or other subscription rights.

          In the event of the liquidation, dissolution or winding up of the of the Company's assets, Class A and B shareholders are entitled to share ratably in all of the remaining Company assets, if any, after prior satisfaction of the Company's debts and liabilities.

          Class B Common Shares

          Class B common shareholders have 10 votes per share owned (as compared to 1 vote per share of Class A common shareholders). Class B holders are also entitled to elect 75% of the members of the Company's Board of Directors and have exclusive authority to remove such Class B Directors. Class B holders have no redemption, preemptive or other subscription rights, but may convert their share holdings into an equal number of Class A common shares. In the event of the liquidation, dissolution or winding up of the Company, Class B holders are entitled to share ratably with the Class A holders in all remaining Company assets, if any, after prior satisfaction of Company's debts and liabilities.

          Class A and B shareholders are entitled to receive dividends when as declared by the Board of Directors of the Company, out of funds legally available. The Company has not paid any dividends since its inception and does not anticipate paying such dividends in the foreseeable future.

          Warrants

          During 2003, the Company issued warrants to purchase 600,000 shares of Class A common stock at a price of $2.00 per share in connection with the proceeds of several loans. The warrants were valued using the Black-Scholes model. Because most of the related loans have been converted to equity, the cost of these warrants was recorded as loan fees in 2003 rather than as a discount on debt and amortized as interest expense over the life of the loan. On November 30, 2004, one hundred thousand (100,000) of the warrants expire. The remaining 500,000 warrants are exercisable at any time until July 9, 2008.

          During 2003, the Company issued warrants to purchase 1,250,000 shares of Class A common stock at a price of $2.00 per share in connection with the proceeds of several loans. The warrants were issued to an employee of the Company. No current expense is recognized because the exercise price is equal to the estimated fair market value of the stock on the date of grant. The warrants are exercisable at various times until December 1, 2008.

          Warrants to purchase 350,000 shares of common stock at a price of $2.00 per share were issued in 2003 as part of the terms of an employment contract. No current expense is recognized because the exercise price is equal to the estimated fair market value of the stock on the date of grant. The warrants are exercisable at any time until December 1, 2008.

          Warrants to purchase 10,000 shares of common stock at a price of $2.00 per share were issued in 2003 in connection with Class A common shares sold, and are exercisable at any time until February 28, 2004. The proceeds are included in additional paid in capital with the amount received for the shares. The warrants expired on February 28, 2004.

          Warrants to purchase 7,500 shares of common stock at a price of $2.00 per share were issued in 2001 in connection with Class A common shares sold, and are exercisable at any time until December 12, 2005. The proceeds are included in additional paid in capital with the amount received for the shares.

          Warrants to purchase 500,000 shares of common stock at a price of $2.00 per share were issued in fiscal year 2001 as part of the terms of an employment contract. No current expense was recognized because the exercise price is equal to the estimated fair market value of the stock on the date of grant. The warrants are exercisable at any time until October 9, 2008.

          Stock Option Plan

          On October 11, 2001 the Board of Directors unanimously approved the adoption of the 2001 Stock Option Plan ("2001 Plan") for the issuance of up to 700,000 shares of the Company's Class A common stock in accordance with the terms of the 2001 Plan.

          The 2001 plan provides for the grant of incentive stock options, awards, and rights to purchase stock by employees, consultants and non-employee directors of the Company.

          The 2001 Plan is administered by the Board of Directors. Each non-employee director is automatically granted an option to purchase 20,000 shares upon becoming a director. All options granted to non-employee directors are for a period of ten years and are immediately exercisable. The Board of Directors has the sole discretion to determine the employees and consultants to whom options are to be granted, the number of shares to be subject to such options, and the terms, conditions and any performance criteria for the options.

          Option agreements may provide that an optionee who is an employee or consultant must agree to remain in the employ of the Company for at least one year after grant, and generally must continue such employment in order for additional installments of the option to become exercisable. However, option agreements do not restrict the Company's right to terminate such employment at any time.

          The price of the shares subject to each option is set by the Board of Directors but may not be less than the fair market value on the date of grant. Except for non-employee directors, an option generally may not be exercised during the first year after its grant. Thereafter, options will become exercisable in such installments, if any, as the Board may determine. The Board may accelerate the exercisability of any installments. An outstanding option generally has a term of ten years. An option may be exercised for up to three months following termination of employment. The post-termination of employment period of exercisability is extended to one year if the termination is on account of retirement, total disability or, if the termination is on account of death (but not beyond the original maximum term of the option).

          Non-employee director options have a per share exercise price equal to at least the fair market value of a share at the time the option is granted. The options are fully exercisable and vested as of the grant date. Options granted to non-employee directors terminate ten years from grant or three months from the date of the director's termination of service on the Board, unless the termination is due to the director's disability.

          Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net losses would have been increased to the pro forma amounts indicated below.


          ------------------------------------- -------------- ---------------- -----------------
                                                  01/01/04        01/01/03 to      10/04/96 to
                                                 to 03/31/04       03/31/03          03/31/04
          ------------------------------------- -------------- ---------------- -----------------
           Net loss attributed to common
            Stockholders as reported             $  (134,782)   $     (88,458)   $   (1,358,021)
           Stock based employee  compensation
            Under fair value based method                  -                -          (590,273)
          ------------------------------------- -------------- ---------------- -----------------
           Net loss attributed to common
            Stockholders  pro forma              $  (134,782)   $     (88,458)   $   (1,788,912)
          ------------------------------------- -------------- ---------------- -----------------
           Loss per share - as reported          $     (0.02)   $       (0.02)   $        (0.23)
          ------------------------------------- -------------- ---------------- -----------------
           Loss per share - pro forma            $     (0.02)   $       (0.02)   $        (0.34)
          ------------------------------------- -------------- ---------------- -----------------

          For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods using a straight-line method in accordance with Financial Accounting Standards Board Interpretation 28.

          The fair value of option grants for the  Company's  stock option plans
          are   estimated   on  the  date  of  grant  using  the   Black-Scholes
          option-pricing model with the following weighted average assumptions:

          ----------------------------------------------------------------------
                                        01/01/04 to   01/01/03 to    01/04/96 to
                                         03/31/04      03/31/03       03/31/04
          ----------------------------------------------------------------------
           Risk-free interest rate          -             -            1.00 %

           Expected life                    -             -           10 years

           Expected volatility              -             -            0 %

           Expected dividend yield          -             -            0 %
          ----------------------------------------------------------------------

          The following summarizes stock option activity related to the Plan:

          ---------------------------------   -------------   ------------------
                                                 Options       Weighted Average
                                               Outstanding      Exercise Price
          ---------------------------------   -------------   ------------------
           Balance at January 1, 2004            370,000             $2.00
          ---------------------------------   -------------   ------------------
             Granted                                -                  -
          ---------------------------------   -------------   ------------------
             Exercised                              -                  -
          ---------------------------------   -------------   ------------------
             Expired                              10,000             $2.00
          ---------------------------------   -------------   ------------------
            Balance at March 31, 2004            360,000             $2.00
          ---------------------------------   -------------   ------------------

          The following table summarizes information with respect to stock options outstanding at March 31, 2004:

                            Outstanding Options                                  Exercisable Options
-------------------------------------------------------------------------- --------------------------------
                                        Weighted
                                        Average
                                       Remaining
                     Number of      Contractual Life                         Number of       Weighted
    Range of          Options          of Options        Weighted Average     Options         Average
 Exercise Price     Outstanding       Outstanding         Exercise Price    Exercisable    Exercise Price
----------------   -------------   ------------------   ------------------ -------------  ----------------
  $2.00 -$2.00        360,000          9.5 years              $2.00           145,000          $2.00



NOTE 10 - NON-CASH STOCK TRANSACTIONS

          During 2002, the Company issued shares, which were valued at their fair market value at the date of issuance, in the following non-cash transactions:

          128,186 shares valued at $256,372 ($2.00 per share) were issued as consideration for conversion of principal and interest on short-term debt.

          During 2003, the Company issued shares of common stock, which were valued at their fair market value at the date of issuance, in the following non-cash transactions:

          June 30 to December 31, 2003

              49,648 shares, valued at $99,296 ($2.00 per share), were issued as consideration for conversion of short-term debt.

          During the three months ended March 31, 2004, the Company issued shares of common stock, which were valued at their fair market value at the date of issuance, in the following non-cash transaction:

           March 11, 2004:

              1,271,060 shares of Class A common stock were issued in connection with the reverse merger.


NOTE 11 - PRIVATE  STOCK SALES

          Investors have been acquiring shares directly from the Company in private transactions. Each Unit sold consist of 2,500 Class A Common Shares at $2.00 a Share and a Warrant to purchase 2,500 Class A Common Shares exercisable within 1 year of issuance at $2.00/Share. The minimum subscription is One (1) Unit, at a purchase price of $5,000, unless the Company elects, in its sole discretion, to accept subscriptions for less than one Unit. The Company intends to sell up to 600 Units pursuant to Rule 506 of Regulation D of the Securities Act of 1933 ("Securities Act") and applicable state securities laws. The Company had raised $85,000 through private sales to investors as of December 31, 2003. There were no private stock sales during the three months ended March 31, 2004.


NOTE 12 - INCOME TAXES

          As of March 31, 2004, the Company had federal and state net operating loss carry forwards of approximately $1,062,000. The net operating loss carry forward, before any limitations, expires in 2021, 2022, and 2023 for federal purposes and 2010, 2011 and 2012 for state purposes. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within three years.

          Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to the potential benefits from the net operating loss carry forwards and the other temporary differences by an equivalent valuation allowance as shown below:

          ----------------------------------------------------------------------
                                                        March 31, 2004
          ----------------------------------------------------------------------
           Net deferred tax asset:
               Net operating loss carry forwards        $   252,000
               Valuation allowance for deferred
                 tax assets                                (252,000)
                                                        ------------
                        Net deferred tax asset          $   -  0 -
                                                        ------------
          ----------------------------------------------------------------------


NOTE 13 - SUBSEQUENT EVENTS


          Conversion of Debt

          During June, 2004 a principal shareholder agreed to have $62,124 of indebtedness the Company owed to him converted into 31,062 shares of Class A common stock, which were valued at their fair market value at the date of issuance, at $2.00 per share. The amount owed by the Company prior to conversion, was recorded on the books as Due to Shareholder.


          Private Stock Sales

          During the remainder of 2004, the Company sold 219,100 shares of class A common stock and warrants to purchase 415,500 shares of class A common stock at a purchase price of $2.00 per share to accredited investors for total proceeds of $438,200.

          During the period January 1, 2005 through May, 2005, the Company sold 230,000 shares of class A common stock and warrants to purchase
          595,000 shares of class A common stock at $2.00 per share to accredited investors for total proceeds of $460,000.


          Non-cash Stock Transactions

          On March 25, 2005, the Company granted 80,000 shares of Class A common stock to four individuals as consideration for late payments on their promissory note.

          Warrants Issued

          During the remainder of 2004, the Company issued warrants to purchase 282,000 shares of Class A common stock at a price of $2.00 per share in connection with the proceeds of several loans. The exercise price is equal to the estimated fair market value of the stock on the date of grant. The warrants are exercisable at various times until December 1, 2008.

          On July 30, 2004, the Company issued warrants to purchase 325,000 shares of Class A common stock at a price of $2.00 per share to the former majority shareholder of Ocean Fresh Seafood Market Place, Inc., as consideration for extending the payment due date for payments due him in conjunction with the reverse merger. The warrants were valued using the Black-Scholes model. The cost of these warrants was recorded as cost of capital. The warrants are exercisable at any time until July 30, 2007.

          During the remainder of 2004, the Company issued warrants to purchase 267,500 shares of Class A common stock at a price of $2.00 per share to several individuals for services rendered. The exercise price is equal to the estimated fair market value of the stock on the date of grant. The warrants were valued using the Black-Scholes model. The cost of these warrants was recorded as cost of capital. The warrants are exercisable at various times until November 20, 2007.

          During 2005, the Company issued On January 21, 2005 the Company issued warrants to purchase 25,000 shares of Class A common stock to the former majority shareholder of Ocean Fresh Seafood Market Place, Inc., as consideration for exchanging


          Communication from the Securities & Exchange Commission

          The Company is currently not in compliance with its reporting requirements under Section 13(a) of the Securities Exchange Act of 1934. The Commission has advised the Company that, it may be subject, without further notice, to an administrative proceeding to revoke its registration under the Securities Exchange Act of 1934. Management does not intend to terminate its registration under the Securities Exchange Act of 1934 and is in the process of filing all required reports with the Commission to become compliant with its reporting requirements.

          IRS Tax Lien

          As of June, 2005 the Company owes the IRS $139,640 in back payroll taxes including penalty and interest. The IRS has filed a tax lien against the Company. The Company entered into a payment agreement with the IRS and has made the agreed upon payments. The remaining balance of the IRS obligation will be paid in full before July 15, 2005. With the exception of the past due taxes identified above the Company has paid its subsequent tax obligations as required.


          Land Acquisition

          During May 2004, the Company completed the purchase of the first 50 acres of land in Tunica, Mississippi on which it has held an option to purchase a total of 196 acres. The Company is in the process of developing the property as Pecan Grove Subdivision. Phase one of the project consists of 43 homes, a private lake and park on 50 acres. As of June, 2005 the company has substantially completed the infrastructure for Phase I of the project and will begin the construction of homes in July, 2005.

Part I
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operations

The Company generated no revenues during the three months ended March 31, 2004 and March 31, 2003. Operating expenses were $106,513 for the three months ended March 31, 2004 and $87,465 for the three months ended March 31, 2003.

The increase in operating expenses of approximately $19,000 for the quarter ended March 31, 2004 as compared to operating expenses for the quarter ended March 31, 2003 was primarily the result of increases in payroll, travel and rent expense of approximately $21,000, $5,700 and $5,500 respectively combined with a drop in costs for professional services of approximately $17,000 for the quarter ended March 31, 2004 as compared to three months ended March 31, 2003. The drop in professional fees is primarily due to a decrease in financial / consulting fees associated with the Companies efforts to secure financing for the purchase of land.

Liquidity, Capital Resources and Plan of Operations

The Company currently has no revenues. The Company will begin to receive revenues from the construction and sale of homes in the third quarter of 2005. The revenues will come from the 639 home subdivisions the Company is developing in Tunica, Mississippi known as "Pecan Grove Subdivision." The Company is completing the engineering and will receive the final required entitlements and construction permits in the near future. Immediately after receiving the required permits the Company will begin Phase I construction. The first phase of the project will include 43 single-family homes, a lake, park and playground on 50 acres.

The Company had cash on hand of $23,915 as of March 31, 2004 and will finance operations over the next twelve months through loans from commercial lenders and affiliated parties. The Company will also raise additional capital through stock sales to Accredited Investors.

The Company has seven employees and will have to hire additional employees to facilitate its business plan.

As reported in the financial statements, the Company has incurred losses in excess of $1,300,000, from inception through March 31, 2004. The Company's cash balance was $23,915 as of March 31, 2004, stockholders' deficiency was $820,949 and its current liabilities exceeded its current assets by $520,592 Additionally, even though the Company has been able to satisfy obligations for certain operating expenses by issuing shares of the Company's common stock and obtaining advances from a related party (see Note 6), operating activities generated negative cash flows aggregating $88,183 for the three months ended March 31, 2004. These factors and others, raise doubt about the Company's ability to continue as a going concern.

In order to continue as a going concern, and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include raising additional capital through sales of common stock and generating cash through its new businesses. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph, and secure other sources of financing, and attain profitable operations. Management believes that the proceeds from its Private Placement Offering and cash generated from its new businesses will be adequate to meet the Company's operating requirements commencing during the third quarter of 2005. Until such time, the Company continues to rely on funds provided by the sale of equity securities and short-term loans to meet its operating needs. The financial statements do not include the adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 3.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for our company and our subsidiary. Such officers have concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       From time-to-time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and the amount of the loss is probable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

           None


Item 3.  Defaults on Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits


     31.1 Certification  of  the  Chief  Executive   Officer  pursuant  to  Rule
          13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934.


     31.2 Certification  of  the  Chief  Financial   Officer  pursuant  to  Rule
          13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934.


     32.1 Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


     32.2 Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INTERNATIONAL BUILDERS LIMITED, INC.


DATE      July 05, 2005                          /s/ Jerome O. Crawford
    -----------------------------               --------------------------------
                                                 Jerome O. Crawford, CEO



DATE      July 05, 2005                          /s/ Sharon A. Snyder
    -----------------------------               --------------------------------
                                                 Sharon A. Snyder,
                                                 Sr.Vice President,Treasurer